Form 10-Q
period 1996-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 1996-05-08
CIK 937969

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM   10 - Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1996
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From
                                         to
         -------------------------------     -------------------------------

Commission File Number  33-89506


                        BERTHEL GROWTH & INCOME TRUST I
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                             52-1915821
         ----------                                           --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


              100 Second Street SE, Cedar Rapids, Iowa      52401
              ---------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

                                 (319) 365-2506
                                 --------------
              Registrant's telephone number, including area code:



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                  ----      ----


                      Applicable Only to Corporate Issuers



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest -       6,275 shares as of April 30, 1996.

                        BERTHEL GROWTH & INCOME TRUST I

                                     INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE
- - ------------------------------                                       ----------
Item 1.  Financial statements (unaudited):

         Statement of assets and liabilities - March 31, 1996 and
         December 31, 1995                                                 3
         Statements of operations - three months ended March 31,
         1996 and for the period from February 10, 1995
         (date of inception) to March 31, 1995                             4

         Statement of changes in net assets - three months ended
         March 31, 1996                                                    5

         Statements of cash flows - three months ended March 31,
         1996 and for the period from February 10, 1995
         (date of inception) to March 31, 1995                             6

         Notes to the financial statements                                 7

Item 2.  Management's discussion and analysis of financial condition
         and results of operations.                                        7


PART II.   OTHER INFORMATION
- - ----------------------------

Item 1.  Legal proceedings - none

Item 2.  Changes in securities - none

Item 3.  Defaults upon senior securities - none

Item 4.  Submission of matters to a vote of security holders - none

Item 5.  Other information - none

Item 6.  Exhibits and reports on Form 8-K

         a.       Exhibits - none
         b.       No report on Form 8-K was filed for the quarter ended March 31, 1996

SIGNATURES

                        BERTHEL GROWTH & INCOME TRUST I

                      STATEMENT OF ASSETS AND LIABILITIES

                                 MARCH 31, 1996

                                                               March 31,1996                 December 31, 1995
                                                                 (Unaudited)
                                                              ---------------                -----------------
ASSETS

         Temporary investment in money
             market securities at market value                    $4,968,500                        $4,272,549

         Cash                                                         26,167                           102,269
         Interest receivable                                             -0-                            17,830
         Organizational costs                                          3,916                             4,167
         Other receivables                                             9,832                               -0-
                                                                    --------                          ---------
                                                                   5,008,415                         4,396,815
                                                                   ----------                        ----------
         LIABILITIES

         Distributions payable to shareholders                       264,238                           126,787
         Due to affiliate                                             30,289                            27,214
         Accounts payable                                             11,633                               -0-
                                                                    --------                          ---------
                                                                     306,160                           154,001
                                                                    ---------                         ---------


         Net assets (equivalent to $808.50 per share
            in 1996 and $827.38 per share in 1995)                $4,702,255                        $4,242,814
                                                                  ==========                        ==========



         Net assets consist of:

         Shares of beneficial interest (25,000 shares
            authorized;   5,816 shares in 1996 and 5,128
            shares in 1995, issued and outstanding)               $4,709,892                        $4,257,497

         Undistributed net investment loss                            (7,637)                          (14,683)
                                                                   ---------                         ----------
                                                                  $4,702,255                        $4,242,814
                                                                  ==========                        ===========


         See accompanying notes.

                        BERTHEL GROWTH & INCOME TRUST I

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                         February 10, 1995
                                                           Three Months Ended          (date of inception) to
                                                             March 31, 1996                 March 31, 1995
                                                          ----------------------        ---------------------

         INVESTMENT INCOME:

                 Interest income                                   $   56,045                 $           25

                                                                   -----------                  -------------
                 Total investment income                               56,045                             25


         EXPENSES:

                 Management fees                                       30,290                             -0-
                 Administrative services                                9,912                             -0-
                 Other general and administrative
                          expenses                                      8,797                             70
                                                                    ---------                  --------------

                 Total expenses                                        48,999                             70
                                                                   -----------                 --------------



         Net increase (decrease) in net assets
                 resulting from operations                         $    7,046                 $          (45)
                                                                   ===========                   ============


         Net income (loss) per beneficial share                    $     1.78                 $        (4.50)
                                                                  ============                   ============


See accompanying notes.

                        BERTHEL GROWTH & INCOME TRUST I

                 STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

                       Three Months Ended March 31, 1996



                                                                  Shares  of
                                                                  Beneficial
                                                                   Interest                      Amount
                                                                   ----------                    ------



Net assets at December 31, 1995                                       5,128                    $4,242,814

Net investment income for period                                       ---                          7,046

Proceeds from sales of shares of beneficial interest                    688                       688,000

Syndication costs incurred                                             ---                        (98,154)

Distributions payable                                                  ---                       (137,451)

                                                                    ---------                  ------------
Net assets at end of period                                           5,816                    $4,702,255
                                                                    ========                    ==========




See accompanying notes.

                        BERTHEL GROWTH & INCOME TRUST I

                      STATEMENT OF CASH FLOWS (UNAUDITED)


                                                            Three months ended        February 10, 1995
                                                              March 31, 1996        (date of inception)
                                                                                      to March 31, 1995
                                                      ------------------------       --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net investment income (loss)                                     $   7,046                $      (45)
   Adjustments to reconcile net investment loss
      to net cash flows from operating activities:
      Amortization of organizational costs                                251                        -0-
      Changes in operating assets and liabilities:
         Temporary investment in money market securities            (695,951)                   (10,025)
         Other receivable                                             (9,832)                        -0-
         Interest receivable                                           17,830                        -0-
         Due to affiliate                                               3,075                        250
         Accounts payable                                              11,633                        -0-
                                                                    ---------                -----------
           Net cash flowsfrom operating activities                  (665,948)                  (  9,820)
                                                                    ---------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                     -0-                        -0-

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of shares of beneficial interest               688,000                     10,000
   Syndication costs incurred                                        (98,154)                        -0-
                                                                     --------                -----------
            Net cash flows from financing activities                  589,846                     10,000
                                                                     --------                -----------

NET INCREASE (DECREASE) IN CASH                                      (76,102)                        180

CASH AT BEGINNING OF PERIOD                                           102,269                        -0-
                                                                     --------                -----------

CASH AT END OF PERIOD                                               $  26,167                 $      180
                                                                    =========                 ==========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Noncash financing activities:
      Distributions payable to shareholders                         $ 137,451                        -0-

See accompanying notes.

BERTHEL GROWTH & INCOME TRUST I

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission on March 22, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

NOTE B - NET INCOME (LOSS) PER BENEFICIAL SHARE

Net income (loss) per beneficial share is based on the weighted average of shares outstanding for the period ended March 31, 1996 of 3,968 shares and 10 shares for the period ended March 31, 1995.


Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

                                                            Three Months Ended          February 10, 1995
   DESCRIPTION:                                                March 31, 1996          (date of inception)
                                                                                        to March 31, 1995
                                                     -------------------------          -----------------

      Interest income                                      $      56,045                 $       25
      Management fees                                      $      30,290                 $      -0-
      Administrative services                              $       9,912                 $      -0-
      Other general and administrative expenses            $       8,797                 $       70


Berthel Growth & Income Trust I was formed on February 10, 1995. The Trust received approval from the Securities and Exchange Commission to begin offering shares of beneficial interest effective June 21, 1995.

The minimum offering of 1,500 shares sold was reached on August 30, 1995. As of March 31, 1996, 5,816 shares were issued and outstanding. Net proceeds from all shares sold through March 31, 1996 have been invested in short term temporary investments.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations (Continued):


The Trust earned $56,045 of interest from the short term temporary investments for the three months ended March 31, 1996.

Management fees of $30,290 were incurred for the period ending March 31, 1996. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the net asset value of the Trust.

Administrative fees of $9,912 were paid to the Dealer Manager for administration of shareholder accounts and other administrative services.

On April 19, 1996, the Trust filed, with the Securities and Exchange Commission, an amendment to the prospectus. The purpose of the amendment was to update certain financial information provided in the prospectus and to identify two portfolio companies the Trust intends to invest in. The two portfolio companies are VisionComm, Inc. and Soil Recovery Services, Inc. The proposed investments are debentures with 14-15% current interest yields, five to seven year securities and have the rights to common stock in each company of approximately 20% and 22% respectively.


LIQUIDITY AND CAPITAL RESOURCES

                                                              Three Months Ended       February 10, 1995
                                                              March 31, 1996          (date of inception)
                                                                                       to March 31, 1995
- - ------------------------------------------------------------------------------------------------------------------------------------


Major Cash Source:
   Proceeds from issuance of beneficial shares                    $ 688,000                $  10,000

Major Cash Use:
   Payments for syndication costs                                 $  98,154               $      -0-



Pending investment in Enhanced Yield Investments, the Trust has invested $4,968,500 in a money market mutual fund.

Distributions of $264,238 have been accrued as of March 31, 1996. The Trust will continue to accrue distributions based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until the Final Closing.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          BERTHEL GROWTH & INCOME TRUST I
                                          -------------------------------
                                                        (Registrant)



             5-1-96                       RONALD O. BRENDENGEN
Date   ----------------------             ------------------------------------
                                          Ronald O. Brendengen, Chief Financial
                                          Officer, Treasurer


Date         5-1-96                       DANIEL P. WEGMANN
      ----------------------              -------------------------------------
                                          Daniel P. Wegmann, Controller