Form 10-Q
period 1996-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 1996-08-09
CIK 937969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ___________ to ________




Commission File Number  33-89506
                        --------

                        BERTHEL GROWTH & INCOME TRUST I
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             DELAWARE                           52-1915821
  -------------------------------         ------------------------
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)



              100 Second Street SE, Cedar Rapids, Iowa      52401
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

                                 (319) 365-2506
              ---------------------------------------------------
              Registrant's telephone number, including area code:



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X         No
                                                 ---            ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Shares of Beneficial Interest - 7,336 shares as of July 26, 1996.
                                -----

                                                                         Page 2
                        BERTHEL GROWTH & INCOME TRUST I

                                     INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE
- ------------------------------                                            ------
Item 1.      Financial statements (unaudited):

             Statement of assets and liabilities - June 30, 1996 and
             December 31, 1995                                               3

             Statements of operations - three months ended June 30,
             1996 and three months ended June 30, 1995                       4

             Statements of operations - six months ended June 30,
             1996 and period from February 10, 1995 (date of inception)
             to June 30, 1995                                                5

             Statement of changes in net assets - six months ended
             June 30, 1996                                                   6

             Statements of cash flows - six months ended June 30,
             1996 and for the period from February 10, 1995 (date
             of inception) to June 30, 1995                                  7

             Notes to financial statements                                   8

Item 2.      Management's discussion and analysis of financial condition
             and results of operations.                                      8

PART II.   OTHER INFORMATION
- ----------------------------

Item 1.      Legal proceedings - none

Item 2.      Changes in securities - none

Item 3.      Defaults upon senior securities - none

Item 4.      Submission of matters to a vote of security holders - none

Item 5.      Other information - none

Item 6.      Exhibits and reports on Form 8-K
             a. Exhibits - none
             b. No report or Form 8-K was filed for the quarter ended
                June 30, 1996.

SIGNATURES

                        BERTHEL GROWTH & INCOME TRUST I

                STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)



                                                                       June 30, 1996    December 31,
                                                                                           1995
                                                                       -------------    ------------

ASSETS
  Cash                                                                    $  225,591      $  102,269
  Temporary investment in money
    market securities at market value                                      2,613,608       4,272,549
  Interest receivable                                                         39,198          17,830
  Other receivables                                                            2,682             -0-
  Organizational costs                                                         3,667           4,167
  Investments:
   Notes receivable                                       2,180,000                              -0-
   Convertible subordinated debenture                     1,000,000        3,180,000             -0-
                                                         ---------       -----------      ----------
         Total assets                                                      6,064,746       4,396,815
                                                                         -----------      ----------


LIABILITIES

  Accounts payable                                                             6,944             -0-
  Due to affiliate                                                            35,854          27,214
  Distributions payable to shareholders                                      421,933         126,787
                                                                         -----------      ----------
         Total liabilities                                                   464,731         154,001
                                                                         -----------      ----------


NET ASSETS   (equivalent to $805.99 per share
  in 1996 and $827.38 per share in 1995)                                  $5,600,015      $4,242,814
                                                                           =========       =========
  Net assets consist of:

  Shares of beneficial interest (25,000 shares
   authorized;   6,948 shares in 1996 and
   5,128 shares in 1995, issued and outstanding)                          $5,525,217      $4,257,497
  Undistributed net investment gain (loss)                                    74,798         (14,683)
                                                                         -----------      ----------
                                                                          $5,600,015      $4,242,814
                                                                         ===========      ==========

  See notes to financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  Three Months Ended            Three Months Ended
                                                    June 30, 1996                  June 30, 1995
                                                  ------------------            ------------------

INVESTMENT INCOME:

       Interest income                                    $106,459                      $   25
       Commitment fee                                       63,600                         -0-
                                                          --------                      ------
       Total investment income                             170,059                          25


EXPENSES:

       Management fees                                      35,854                         -0-
       Administrative services                               9,912                         -0-
       Trustee fees                                         22,000                         -0-
       Data processing                                       2,400                         -0-
       Audit and accounting fees                            16,875                         -0-
       Other general and administrative
              expenses                                         583                          70
                                                          --------                      ------
       Total expenses                                       87,624                          70
                                                          --------                      ------



Net increase (decrease) in net assets
       resulting from operations                           $82,435                      $  (45)
                                                          ========                      ======


Net income (loss) per beneficial share                     $ 12.53                      $(4.50)
                                                          ========                      =======

See notes to financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                        February 10, 1995
                                                   Six Months Ended     (date of inception)
                                                     June 30, 1996        to June 30, 1995
                                                   ----------------     -------------------

INVESTMENT INCOME:


       Interest income                                    $162,504             $    25
       Commitment fee                                       63,600                 -0-
                                                          --------             -------
       Total investment income                             226,104                  25


EXPENSES:

       Management fees                                      66,144                 -0-
       Administrative services                              19,824                 -0-
       Trustee fees                                         24,000                 -0-
       Data processing                                       4,200                 -0-
       Audit and accounting fees                            20,250                 -0-
       Other general and administrative
              expenses                                       2,205                 328
                                                          --------             -------
       Total expenses                                      136,623                 328
                                                          --------             -------
Net increase (decrease) in net assets
       resulting from operations                          $ 89,481             $  (303)
                                                          ========             ========


Net income (loss) per beneficial share                    $  14.72             $(30.30)
                                                          ========             ========

See notes to financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

                 STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

                         Six Months Ended June 30, 1996


                                                  Shares of
                                                  Beneficial
                                                   Interest             Amount
                                                  ----------            -------

Net assets at December 31, 1995                        5,128           $4,242,814


Net investment income for period                         ---               89,481


Proceeds from sales of shares of beneficial interest   1,820            1,820,000

Syndication costs incurred                               ---             (257,135)

Distributions payable                                    ---             (295,145)
                                                    --------            ---------
Net assets at June 30, 1996                            6,948           $5,600,015
                                                    ========           ==========



See notes to financial statements.

                       BERTHEL GROWTH & INCOME TRUST I

                     STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                               Six Months Ended     February 10, 1995
                                                                  June 30, 1996     (date of inception)
                                                                                    to June 30, 1995
                                                               ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net investment income (loss)                                        $   89,481          $ (303)
   Adjustments to reconcile net investment income
     (loss) to net cash flows from operating activities
   Amortization of organizational costs                                       500              -0-
   Changes in operating assets and liabilities:
       Temporary investment in money
          market securities                                             1,658,942              -0-
       Other receivable                                                    (2,682)             -0-
       Interest receivable                                                (21,368)             -0-
       Due to affiliate                                                     8,640              250
       Accounts payable                                                     6,944              -0-
                                                                       ----------         --------
    Net cash flows from operating activities                            1,740,457             (53)
                                                                       ----------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in: VisionComm, Inc.                                     (2,180,000)            -0-
                  Soil Recovery Systems, Inc.                          (1,000,000)            -0-
                                                                       ----------         --------
    Net cash flows from investing activities                           (3,180,000)            -0-
                                                                       ----------         --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of shares of beneficial interest                 1,820,000          10,000
   Syndication costs incurred                                            (257,135)            -0-
                                                                       ----------        ---------
    Net cash flows from financing activities                            1,562,865          10,000
                                                                        ----------       ---------

NET INCREASE IN CASH                                                      123,322           9,947

CASH AT BEGINNING OF PERIOD                                               102,269             -0-
                                                                        ----------       ---------
CASH AT END OF PERIOD                                                  $  225,591        $  9,947
                                                                        ==========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Noncash financing activities:
       Distributions to shareholders                                  $   295,145         $    -0-


See notes to financial statements.

                                                                       Page 8
BERTHEL GROWTH & INCOME TRUST I
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission on March 22, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

NOTE B - NET INCOME (LOSS) PER BENEFICIAL SHARE

Net income (loss) per beneficial share is based on the weighted average of shares outstanding which were 6,577 for the period from April 1, 1996 to June 30, 1996, 6,080 for the period from January 1, 1996 to June 30, 1996, and 10 shares for the corresponding periods in 1995.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


                         Three Months Ended    Three Months Ended    Six Months Ended      February 10, 1995
DESCRIPTION:                June 30, 1996        June 30, 1995         June 30, 1996      (date of inception)
                                                                                             to June 30, 1995
- -------------------------------------------------------------------------------------------------------------
Interest income               $106,459                   $ 25           $162,504                       $25
Commitment fee income         $ 63,600                   $ -0-          $ 63,600                       $-0-
Management fees               $ 35,854                   $ -0-          $ 66,144                       $-0-
Administrative services       $  9,912                   $ -0-          $ 19,824                       $-0-
Trustee fees                  $ 22,000                   $ -0-          $ 24,000                       $-0-
Audit and accounting fees     $ 16,875                   $ -0-          $ 20,250                       $-0-



Berthel Growth & Income Trust I ("The Trust") was formed on February 10, 1995. The Trust received approval from the Securities and Exchange Commission to begin offering shares of beneficial interest ("shares") effective June 21, 1995.

The minimum offering of 1,500 shares sold was reached on August 30, 1995. As of June 30, 1996, 6,948 shares were issued and outstanding.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

INTEREST INCOME: The Trust has earned $41,828 of interest from short term temporary investments for the three months ended June 30, 1996. On April 30, 1996, $2,180,000 of short term money market investments were liquidated to acquire a 14% senior secured note with VisionComm, Inc. ("VCI"). The VCI investment generated $51,715 of interest income during the current quarter. On May 31, 1996, $1,000,000 of money market funds were liquidated to acquire a 15% convertible subordinated debenture issued by Soil Recovery Systems, Inc. ("SRS"). The SRS investment has generated $12,917 of interest income during the current quarter.

COMMITMENT FEE INCOME: The Trust received a 2% commitment fee from VCI and SRS. This amounted to $43,600 from VCI and $20,000 from SRS.

MANAGEMENT FEES: Management Fees of $35,854 were incurred for the three months ended June 30, 1996. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the net asset value of the Trust.

ADMINISTRATIVE SERVICES: Administrative fees of $9,912 were paid to the Dealer Manager for administration of shareholder accounts and other administrative services.

TRUSTEE FEES: As compensation for services rendered to the Trust, each Independent Trustee is paid $12,000 annually plus $1,000 per meeting of the Board attended up to a maximum of $24,000 in meeting fees per year. The Independent Trustees were paid $7,000 each in the current quarter for prior unpaid fees.

AUDIT AND ACCOUNTING FEES: The Trust incurred $13,500 for audit and tax preparation fees relating to the 1995 financials. The Trust is accruing $1,125 per month for the 1996 year.

SECURITIES AND EXCHANGE COMMISSION FILINGS: On June 14, 1996, the Trust filed, with the Securities and Exchange Commission, a Cumulative Supplement No. 2
("Sup. 2") to the prospectus dated June 21, 1995.   Sup. 2 provides for the
renewal of registration and extension of the offering period to June 21, 1997.

In addition to the extension of the offering period, the purpose of Sup. 2 was to: a) report the status of the offering; b) provide information on the status of investments in portfolio companies through May 31, 1996; c) provide a description of additional information regarding the Trust and the Offering; and d) show the financial statements of the Trust and Berthel Fisher & Company Planning, Inc.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


PORTFOLIO COMPANY INVESTMENTS: The Trust has invested $2,180,000 in a senior secured note issued by VisionComm, Inc. The 5 year note carries a 14% annual interest rate with interest only due the first year with no prepayment penalty. Equal monthly payments on the basis of a five-year amortization are due thereafter. The investment also includes warrants exercisable over a seven year period for 125,000 shares of common stock of VCI. The note is secured by all of the assets of VCI and is guaranteed by the principal stockholders of the company.

Located in St. Charles, MO, VisionComm, Inc. is primarily engaged in the telecommunications and private cable television business. VCI has a ten year contract providing the right to install and operate private payphones in all facilities controlled by Columbia/HCA HealthCare Corporation ("Columbia/HCA"). Columbia HCA is the nation's largest provider of health care services. VCI also has a management contract with the right to buy contracts for seven private cable installations and four cable franchises.

The Trust has also invested $1,000,000 in a convertible subordinated debenture ("debenture") issued by Soil Recovery Systems. The debenture is for a seven year term with an annual interest rate of 15% with no prepayment penalty. Interest only is due the first two years with equal principal payments due at the end of years three through seven. The debenture can be converted at any time to common stock which, if converted, would give the Trust 22.5% ownership in SRS. Upon principal repayment the Trust may elect to convert the repayment amount and receive stock or elect to receive the cash repayment. If the Trust elects to receive the cash payment, the Trust will be issued warrants to purchase common stock of SRS. A junior security interest in the assets of the company and a personal guarantee by the Chairman, the major shareholder of SRS, has been received by the Trust.

SRS provides bio-remediation and recycling of non-hazardous hydro-carbon contaminated soils. The company's facilities are located throughout Southern Texas and provide it with certain advantages, including freight savings and access by truck, barge or rail. SRS has working relationships with regulatory agencies, construction companies and environmental engineering firms. Significant customers of SRS have included large oil companies, air force bases, and state agencies.

The Trust continues to actively consider new investment opportunities. Since inception, the Trust has received and considered approximately 200 written business plans representing approximately $700 million in total potential financings. The Trust has also received numerous other inquiries for financing. As of June 30, 1996, the Trust had made total investments and commitments of $3,180,000, as discussed herein. At June 30, 1996, the Trust was actively investigating or had actually submitted term sheets regarding 5 to 6 new investment opportunities representing approximately $5 million in total potential financings.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY AND CAPITAL RESOURCES

                                                                          February 10, 1995
                                                Six Months Ended         (date of inception)
                                                  June 30, 1996            to June 30, 1995

- -----------------------------------------------------------------------------------------------
Major Cash Source:
  Proceeds from issuance of beneficial shares   $1,820,000                      $   10,000

  Major Cash Use:
  Payments for syndication costs                $  257,135                      $      -0-
  Investments                                   $3,180,000                      $      -0-
- -----------------------------------------------------------------------------------------------


Pending investment in Enhanced Yield Investments, the Trust invests funds not invested in portfolio companies in a money market mutual fund. There was $2,613,608 in money market investments as of June 30, 1996.

An underwriting return of $421,933 has been accrued as of June 30, 1996. The Trust will continue to accrue the underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until the Final Closing. On July 3, 1996, the Trust made a distribution of a portion of the investors underwriting return. This special distribution amounted to $250,000 and was paid to investors of record as of June 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 BERTHEL GROWTH & INCOME TRUST I
                                 -------------------------------
                                         (Registrant)



Date   8-7-96                    /s/ Ronald O. Brendengen
     -------------               ---------------------------------------------
                                 Ronald O. Brendengen, Chief Financial Officer,
                                 Treasurer

                                 /s/ Daniel P. Wegmann
Date   8-7-96                    ----------------------------------------------
     -------------               Daniel P. Wegmann, Controller