Form 10-Q
period 1996-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 1996-11-13
CIK 937969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM   10 - Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________


Commission File Number  33-89506


                       BERTHEL GROWTH & INCOME TRUST I
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


                  DELAWARE                           52-1915821
           -------------------------------     ------------------------
           (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)        Identification No.)


             100 Second Street SE, Cedar Rapids, Iowa      52401
           ------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)

                               (319) 365-2506
                               --------------
             Registrant's telephone number, including area code:



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X       No
                                                  ---     ----

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Shares of Beneficial Interest -             8,595 shares as of October 31, 1996.

                       BERTHEL GROWTH & INCOME TRUST I

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                                          PAGE
------------------------------                                                                                          ----
Item 1.                Financial statements (unaudited):

                       Statements of assets and liabilities - September 30, 1996 and
                       December 31, 1995                                                                                3

                       Statements of operations - three months ended September 30,
                       1996 and September 30, 1995                                                                      4

                       Statements of operations - nine months ended September 30,
                       1996 and the period from February 10, 1995 (date of inception)
                       to September 30, 1995                                                                            5

                       Statements of changes in net assets - nine months ended
                       September 30, 1996 and the period from February 10, 1995
                       (date of inception) to September 30, 1995                                                        6

                       Statements of cash flows - nine months ended September 30,
                       1996 and for the period from February 10, 1995 (date
                       of inception) to September 30, 1995                                                              7

                       Notes to financial statements                                                                    8

Item 2.                Management's discussion and analysis of financial condition and
                       results of operations.                                                                           10

PART II.   OTHER INFORMATION
----------------------------

Item 1.        Legal proceedings - none

Item 2.        Changes in securities - none

Item 3.        Defaults upon senior securities - none

Item 4.        Submission of matters to a vote of security holders - none

Item 5.        Other information - none

Item 6.        Exhibits and reports on Form 8-K

               a.   Exhibits - none
               b. No report or Form 8-K was filed for the quarter ended September 30, 1996.

SIGNATURES

                       BERTHEL GROWTH & INCOME TRUST I

               STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                      September 30,  December 31,
                                                          1996          1995
                                                      -------------  ------------
ASSETS
     Cash                                             $    33,505     $   102,269
     Temporary investment in money
       market securities at market value                3,865,722       4,272,549
     Interest receivable                                   25,433          17,830
     Other receivables                                      9,758             -0-
     Organizational costs                                   3,417           4,167
     Investments                                        2,180,000             -0-
                                                      -----------     -----------
         Total assets                                   6,117,835       4,396,815
                                                      -----------     -----------

LIABILITIES

     Accounts payable                                      14,545             -0-
     Due to affiliate                                      42,681          27,214
     Distributions payable to shareholders                366,373         126,787
                                                      -----------     -----------
         Total liabilities                                423,599         154,001
                                                      -----------     -----------


NET ASSETS   (equivalent to $677.89 per share
     in 1996 and $827.38 per share in 1995)           $ 5,694,236     $ 4,242,814
                                                      ===========     ===========



     Net assets consist of:

     Shares of beneficial interest (25,000 shares
       authorized;   8,400 shares in 1996 and
       5,128 shares in 1995, issued and outstanding)  $ 6,578,163     $ 4,257,497
     Undistributed net investment loss                   (883,927)        (14,683)
                                                      -----------     -----------
                                                      $ 5,694,236     $ 4,242,814
                                                      ===========     ===========

     See notes to financial statements.

                       BERTHEL GROWTH & INCOME TRUST I

                     STATEMENTS OF OPERATIONS (UNAUDITED)


                                     Three Months Ended   Three Months Ended
                                     September 30, 1996   September 30, 1995
                                     ------------------   ------------------
Investment income:

     Interest income                   $   126,373          $     462
                                       -----------          ---------
     Total investment income               126,373                462

Expenses:

     Management fees                        42,681              5,510
     Administrative services                 9,912                -0-
     Trustee fees                            6,000              4,000
     Data processing                         1,800                490
     Audit and accounting fees               3,375                -0-
     Legal expense                          18,891                -0-
     Other general and administrative
           expenses                          2,439              3,224
                                       -----------          ---------
     Total expenses                         85,098             13,224
                                       -----------          ---------

Net investment income (loss)                41,275            (12,762)

Unrealized loss on investments          (1,000,000)               -0-
                                       -----------          ---------

Net decrease in net assets
     resulting from operations         $  (958,725)         $ (12,762)
                                       ===========          =========

Net investment income (loss)
     per share                         $      5.13          $   (7.25)
Unrealized loss on investments
     per share                             (124.18)               -0-
                                       -----------          ---------
                                       $   (119.05)         $   (7.25)
                                       ===========          =========

Weighted average number of shares
     in per share computation                8,053              1,760
                                       ===========          =========

See notes to financial statements.

                       BERTHEL GROWTH & INCOME TRUST I

                     STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               February 10, 1995
                                        Nine Months Ended    (date of inception) to
                                       September 30, 1996      September 30, 1995
                                       ------------------    ----------------------
Investment income:
      Interest income                    $  288,877           $       487
      Commitment fee                         63,600                   -0-
                                         ----------           -----------
      Total investment income               352,477                   487

Expenses:
      Management fees                       108,825                 5,510
      Administrative services                29,736                   -0-
      Trustee fees                           30,000                 4,000
      Data processing                         6,000                   490
      Audit and accounting fees              23,625                   -0-
      Legal expense                          18,891                   -0-
      Other general and administrative
             expenses                         4,644                 3,552
                                        -----------           -----------
      Total expenses                        221,721                13,552
                                        -----------           -----------

Net investment income (loss)                130,756               (13,065)

Unrealized loss on investments           (1,000,000)                  -0-
                                        -----------           -----------
Net decrease in net assets
      resulting from operations         $  (869,244)          $   (13,065)
                                        ===========           ===========

Net investment income (loss)
      per share                         $     19.41           $     (7.42)

Unrealized loss on investments
      per share                             (148.41)                  -0-
                                        -----------           -----------
                                        $   (129.00)          $     (7.42)
                                        ===========           ===========

Weighted average number of shares in
      per share computation                   6,738                 1,760
                                        ===========           ===========


See notes to financial statements.

                       BERTHEL GROWTH & INCOME TRUST I

               STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                Nine months ended           February 10, 1995 (date of
                                               September 30, 1996          inception) to September 30,
                                                                                      1995
                                              -------------------------     ------------------------
                                                Shares of                     Shares of
                                                Beneficial                   Beneficial
                                                 Interest       Amount        Interest     Amount
                                                ----------      ------        --------     ------
Net investment income (loss)                       ---      $   130,756         ---     $  (13,065)

Unrealized loss on investments                     ---       (1,000,000)        ---            -0-

Net decrease in assets                                      -----------                 ----------
resulting from operations                          ---         (869,244)                   (13,065)

Proceeds from sales of Shares of
beneficial interest (initial capitalizations)      ---              -0-           10        10,000

Proceeds from sales of Shares of
beneficial interest                               3,272       3,272,000        2,994     2,994,000

Syndication costs incurred                         ---         (461,748)        ---       (434,160)

Distributions                                      ---         (250,000)        ---            -0-

Distributions payable
to shareholders                                    ---         (239,586)        ---        (22,431)

Net assets at beginning of period                 5,128       4,242,814         ---            -0-
                                                 ------     -----------       ------    ----------
Net assets at end of period                       8,400     $ 5,694,236        3,004    $2,534,344
                                                 ======     ===========       ======    ==========


See notes to financial statements.

                       BERTHEL GROWTH & INCOME TRUST I

                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Nine Months Ended      February 10, 1995
                                                              September 30, 1996   (date of inception) to
                                                                                    September 30, 1995
                                                              --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net decrease in net assets                               $   (869,244)        $    (13,065)
       Adjustments to reconcile net decrease in net assets
        to net cash flows from operating activities
        Unrealized loss on investments                             1,000,000                   -0-
        Amortization of organizational costs                             750                  583
        Changes in operating assets and liabilities:
              Temporary investment in money
                market securities                                    406,827                   -0-
              Other receivables                                       (9,758)                  -0-
              Interest receivable                                     (7,603)                  -0-
              Due to affiliate                                        15,467                5,510
              Accounts payable                                        14,545                   -0-
                                                                ------------         ------------
        Net cash flows from operating activities                     550,984               (6,972)
                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in:VisionComm, Inc.                            (2,180,000)                  -0-
                     Soil Recovery Systems, Inc.                  (1,000,000)                  -0-
                                                                ------------         ------------
           Net cash flows from investing activities               (3,180,000)                  -0-
                                                                ------------         ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Distributions                                              (250,000)                  -0-
         Proceeds from sales of shares of beneficial interest      3,272,000            3,004,000
         Syndication costs incurred                                 (461,748)            (434,160)
                                                                ------------         ------------
           Net cash flows from financing activities                2,560,252            2,569,840
                                                                ------------         ------------


NET INCREASE (DECREASE) IN CASH                                      (68,764)           2,562,868

CASH AT BEGINNING OF PERIOD                                          102,269                   -0-
                                                                ------------         ------------

CASH AT END OF PERIOD                                           $     33,505         $  2,562,868
                                                                ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Noncash financing activities:
              Distributions accrued to shareholders             $    239,586         $     22,431


See notes to financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission on March 22, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.



NOTE B - INVESTMENTS


In accordance with accounting practices, investments that are not readily marketable are valued at fair value, as determined by the Trustees. The resulting difference between cost and fair value is included in the Statements of Operations.

In determining fair value for securities not readily marketable, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees, in making their evaluation, have relied on financial data of investees provided by the management of the investee companies.

NOTE B - INVESTMENTS CONTINUED



VISIONCOMM, INC.:                              Original Cost   Valuation
                                               -------------   ----------

14% five year secured note                     $ 2,180,000     $ 2,180,000
Warrants for 125,000 shares at $5 per share            -0-             -0-
                                               -----------     -----------
Total                                          $ 2,180,000     $ 2,180,000


VisionComm's has installed more payphones than projected and has acquired or contracted for a greater number of private cable operations than originally projected to date.

Since (1.) the age of the Trust's investment is less than one year, (2.) VisionComm, Inc. is performing satisfactorily, (3.) the Trust is adequately collateralized, and (4.) the absence of any transaction that would imply a different value, the Trustees have recommended that the Trust's investment in VisionComm, Inc. be valued at its original cost.



SOIL RECOVERY SERVICES, INC.:                 Original Cost  Valuation
                                              -------------  ---------

Convertible subordinated debenture            $1,000,000        -0-



During the 3rd quarter of 1996, Soil Recovery Services, Inc. ("SRS"), experienced and continues to experience severe cash flow problems. As a result, the August and September interest payments to the Trust were not paid. On September 26, 1996, the Trust served a Notice of Default and a Notice of Rescission on SRS. The Trust presently believes that SRS is insolvent and will be unable to make payments pursuant to the convertible subordinated debenture ("Debenture"), or to refund the amount of the Debenture. Accordingly, the Trust has decided to recognize a unrealized loss of $1,000,000, the cost of the investment. The Trust believes that it was intentionally mislead by SRS, SRS's investment banker, and SRS's financial statements. The Trust believes that these statements were inaccurate and not a true representation of SRS's financial condition. The Trust has commenced litigation against SRS, the President and CEO of SRS, and others associated with SRS or involved in the investment of the Trust in SRS to attempt to recover the amount of the Debenture and other damages sustained by the Trust. Given the available assets of SRS, there is a low likelihood of recovery from SRS. The available assets of the other defendants are unknown. The Trust is engaged in negotiations with SRS and exploring alternatives to restructure the Debenture, or to provide for its repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                       Three Months Ended    Three Months Ended   Nine Months Ended     February 10, 1995
DESCRIPTION:           September 30, 1996    September 30, 1995   September 30, 1996  (date of inception) to
                                                                                       September 30, 1995
-------------------------------------------------------------------------------------------------------------
Interest income            $  126,373             $  462            $  288,897            $    487
Commitment fee income      $      -0-             $  -0-            $   63,600            $    -0-
Management fees            $   42,681             $5,510            $  108,825            $  5,510
Administrative services    $    9,912             $  -0-            $   29,736            $    -0-
Trustee fees               $    6,000             $4,000            $   30,000            $  4,000
Audit and accounting fees  $    3,375             $  -0-            $   23,625            $    -0-
Legal Expense              $   18,891             $  -0-            $   18,891            $    -0-
Unrealized loss            $1,000,000             $  -0-            $1,000,000            $    -0-


Berthel Growth & Income Trust I ("The Trust") was formed on February 10, 1995. The Trust received approval from the Securities and Exchange Commission to begin offering shares of beneficial interest ("shares") effective June 21, 1995.

The minimum offering of 1,500 shares sold was reached on August 30, 1995. As of September 30, 1996, 8,400 shares were issued and outstanding.

COMMITMENT FEE INCOME: The Trust received a 2% commitment fee from VCI and SRS. This amounted to $43,000 from VCI and $20,000 from SRS.

INTEREST INCOME: The Trust has earned $37,975 of interest from short term temporary investments for the three months ended September 30, 1996. On April 30, 1996, $2,180,000 of short term money market investments were liquidated to acquire a 14% senior secured note with VisionComm, Inc. ("VCI"). The VCI investment generated $76,299 of interest income during the current quarter. On May 31, 1996, $1,000,000 of money market funds were liquidated to acquire a 15%
convertible subordinated debenture issued by Soil Recovery Systems, Inc.   The
SRS investment has generated $12,099 of interest income during the current quarter.

MANAGEMENT FEES: Management Fees of $42,681 were incurred for the three months ended September 30, 1996. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the net asset value of the Trust.

ADMINISTRATIVE SERVICES: Administrative fees of $9,912 were paid to the Dealer Manager for administration of shareholder accounts and other administrative services during the third quarter.

TRUSTEE FEES: As compensation for services rendered to the Trust, each Independent Trustee is paid $12,000 annually plus $1,000 per meeting of the Board attended up to a maximum of $24,000 in meeting fees per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

AUDIT AND ACCOUNTING FEES:   The Trust is accruing $1,125 per month for the
1996 year.


LEGAL EXPENSE: The Trust incurred $18,891 of legal expenses associated with the administration of the Trust. The legal expenses are primarily associated with fees associated with structuring and monitoring of Trust activities and Trust investments.



UNREALIZED LOSS: During the 3rd quarter of 1996, Soil Recovery Services, Inc. ("SRS"), experienced and continues to experience severe cash flow problems. As a result, the August and September interest payments to the Trust were not paid. On September 26, 1996, the Trust served a Notice of Default and a Notice of Rescission on SRS. The Trust presently believes that SRS is insolvent and will be unable to make payments pursuant to the convertible subordinated debenture ("Debenture"), or to refund the amount of the Debenture.
Accordingly, the Trust has decided to recognize a unrealized loss of $1,000,000, the cost of the investment. The Trust believes that it was intentionally mislead by SRS, SRS's investment banker, and SRS's financial statements. The Trust believes that these statements were inaccurate and not a true representation of SRS's financial condition. The Trust has commenced litigation against SRS, the President and CEO of SRS, and others associated with SRS or involved in the investment of the Trust in SRS to attempt to recover the amount of the Debenture and other damages sustained by the Trust. Given the available assets of SRS, there is a low likelihood of recovery from SRS. The available assets of the other defendants are unknown. The Trust is engaged in negotiations with SRS and exploring alternatives to restructure the Debenture, or to provide for its repayment.



OTHER PORTFOLIO COMPANY INVESTMENTS: The Trust continues to actively consider new investment opportunities. Since inception, the Trust has received and considered approximately 210 written business plans representing approximately $700 million in total potential financing. The Trust has also received numerous other inquiries for financing. As of September 30, 1996, the Trust had made total investments and commitments of $3,180,000, as discussed herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).



LIQUIDITY AND CAPITAL RESOURCES


                                                                      February 10, 1995
                                               Nine Months Ended   (date of inception) to
                                              September 30, 1996     September 30, 1995
------------------------------------------------------------------------------------------
Major Cash Source:
   Proceeds from issuance of beneficial shares    $3,272,000           $3,004,000

Major Cash Use:
   Distributions                                  $  250,000           $       -0-
   Payments for syndication costs                 $  461,748           $  434,160
   Investments                                    $3,180,000           $       -0-
------------------------------------------------------------------------------------------


Pending investment in Enhanced Yield Investments, the Trust invests funds not invested in portfolio companies in a money market mutual fund. There was $3,865,722 in money market investments as of September 30, 1996.

An underwriting return of $366,373 has been accrued as of September 30, 1996. The Trust will continue to accrue the underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until the Final Closing. On July 3, 1996, the Trust made a special distribution of a portion of the investors underwriting return. This special distribution amounted to $250,000 and was paid to investors of record as of June 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  BERTHEL GROWTH & INCOME TRUST I
                                  --------------------------------
                                           (Registrant)


Date
    --------------------          ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer


Date
    --------------------          ----------------------------------------------
                                  Daniel P. Wegmann, Controller