Form 10-K405
period 1996-12-31
BERTHEL GROWTH & INCOME TRUST I
filed 1997-03-31
CIK 937969

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
              For the period January 1, 1996 to December 31, 1996.

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
         For the transition period from               to                .
                                       ---------------  ----------------
                        Commission File Number 33-89506

                        BERTHEL GROWTH & INCOME TRUST I
                        -------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                         52-1915821
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



100 Second Street S.E., Cedar Rapids, Iowa                   52401
------------------------------------------                 ----------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code: (319) 365-2506
                                                   ---------------
Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                           -------
Securities registered pursuant to Section 12(g) of the Act:

                         Shares of Beneficial Interest
                         -----------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filings requirements for the past 90 days.  Yes  X   No
                                                ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, 8,987 Shares of Beneficial Interest were issued and outstanding. Such shares were issued at $1,000 per share.


                          EXHIBIT INDEX AT PAGE    25
                                                --------

                        BERTHEL GROWTH & INCOME TRUST I

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
     PAGE
                                     PART I


     Item 1.  Business .........................................  3
     Item 2.  Properties .......................................  4
     Item 3.  Legal Proceedings ................................  4
     Item 4.  Submission of Matters to a Vote of Shareholders ..  4

                                    PART II

     Item 5.  Market for the Registrant's Common Equity
              and Related Shareholder Matters ..................  4
     Item 6.  Selected Financial Data ..........................  5
     Item 7.  Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations ............................  6
     Item 8.  Financial Statements and
              Supplementary Data ...............................  9
     Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ........... 18

                                    PART III

     Item 10.  Directors and Executive
               Officers of the Registrant....................... 18
     Item 11.  Executive Compensation........................... 22
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management................. 23
     Item 13.  Certain Relationships and
                          Related Transactions ................. 23


                                    PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.............................. 23


SIGNATURES ..................................................... 24

                                     PART I
Item 1. Business

     Berthel Growth & Income Trust I (the "Trust"), a Delaware business trust that has elected to be treated as a business development company under the Investment Company Act of 1940, was organized on February 10, 1995. The Trust's Registration Statement was declared effective, and the Trust began offering Shares of Beneficial Interest ("shares") effective June 21, 1995. The offering period will expire June 20, 1997. The minimum offering of 1,500 shares was reached on August 30, 1995. The Trust's principal office is located at 100 Second Street S.E., Cedar Rapids, Iowa 52401. The Trust is a closed-end investment company designed primarily as a long-term investment and not as a trading vehicle.

Berthel Fisher & Company Planning, Inc. (the "Trust Advisor") is a corporation organized under the laws of the State of Iowa on March 20, 1989. The principal office of the Trust Advisor is located at 100 Second Street S.E., Cedar Rapids, Iowa 52401. The Trust Advisor is an SEC Registered Investment Advisor organized as a subsidiary of Berthel Fisher & Company ("Berthel Fisher") to serve as a registered investment advisor. All of the voting stock of the Trust Advisor is owned by Berthel Fisher. Berthel Fisher, a financial services holding company, was formed in 1985 as an Iowa corporation to hold the stock of Berthel Fisher & Company Financial Services, Inc. a broker-dealer registered with the National Association of Securities Dealers, Inc. Berthel Fisher & Company Financial Services, Inc. is the ("Dealer Manager") for the Trust's current offering of its Shares of Beneficial Interest.

     The Trust will terminate upon the liquidation of all of its investments, but no later than December 31, 2005, or ten (10) years from the final closing of the sale of its shares (the "Final Closing"). However, the independent trustees ("Trustees") have the right to extend the term of the Trust for up to two (2) additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three (3) years.

     The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that are in need of capital and that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust will direct its investment efforts to small and medium sized companies which, in the view of the Trust Advisor, will provide opportunities for significant capital appreciation and prudent diversification of risk. The Trust will seek investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics.

Item 2.  Properties

         The Trust does not own or lease any real estate.

Item 3.  Legal Proceedings


     In May of 1996, the Trust made a secured loan in the amount of One Million ($1,000,000) Dollars In Soil Recovery Services, Inc. ("SRS") a Texas soil remediation company. Following several months of non-payment, in October, 1996, the Trust filed suit against SRS, the President of SRS, the investment banking firm which brought SRS to the Trust and the principals of the investment banking firm, in the United States District Court for the Northern District of Iowa. The Trust alleged that the Defendants engaged in misrepresentation, fraud and various other securities violations and asked for return of the full amount of the loan to SRS and other damages. Since that time, there have been various motions filed by the Defendants, including alleged lack of jurisdiction and an attempt to remove the proceedings to federal court in Texas. In addition, in December, SRS filed to convert an Involuntary Chapter 7 Bankruptcy proceeding to a Voluntary Chapter 11 Proceeding in Bankruptcy Court in San Antonio, Texas. At the present time, the parties are awaiting a ruling by the Judge in the Federal Court in Iowa on a number of the motions which have been filed by the Defendants. It is unknown at this time what, if anything, the Trust will realize from the suit.

Item 4. Submission of Matters to a Vote of Shareholders

     No matters were submitted to a vote of shareholders, through the solicitation of proxies or otherwise during the period covered by this report.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters:

            The Registrant's shares are not publicly traded. There is no established public trading market for the Shares of Beneficial Interest of the Trust and it is unlikely that any will develop. The Trust Advisor will resist the development of a public market for the shares.


                               Number of Shareholders       Number of Shares of
                                      at                  Beneficial Interest at
Title of Class                   February 28, 1997           February 28, 1997
--------------------------------------------------------------------------------
Shares of Beneficial Interest         732                          8,987


            Distributions payable of $584,480 were accrued at December 31, 1996. This underwriting return is based on actual interest earned by the Trust on the investors funds held in escrow through the initial closing, plus 10% simple annual interest, computed on a daily basis from the initial closing (August 31, 1995) through December 31, 1996.

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters: (Continued)

                 On July 30, 1996, the Trust made a special distribution of a portion of the investors underwriting return. This special distribution amounted to $250,000 and was paid to investors of record as of June 30, 1996.

                 At the final closing, the Trust will have the obligation to distribute the lesser of all the cash earnings of the Trust earned during the offering period or the underwriting return. There is no guarantee that the full underwriting return will be paid at the final closing.

Item 6.  Selected Financial Data
         ----------------------------------------

         The Trust had no activity prior to 1995.

                                                                     February 10, 1995
                                                Year Ended         (date of inception) to
                                             December 31, 1995        December 31, 1995
         --------------------------------------------------------------------------------
         Total Assets                            $6,543,075            $4,396,815
         Net Decrease in Net Assets
         Resulting from Operations                $(879,654)           $  (14,683)
         Interest Income                           $411,551            $   54,566
         Management and Administrative Fees        $195,495            $   55,155
         Unrealized Loss on Investments          $1,000,000                  -0-
         Net Loss Per Beneficial Share            $ (122.07)           $    (4.64)


    The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:
                                                               February 10, 1995

                                          Year Ended        (date of inception) to
    Description:                       December 31, 1996       December 31, 1995
    ------------                       -----------------------------------------
    Interest Income                         $411,551                 $54,566
    Management Fees                         $155,847                 $30,435
    Administrative Services                  $39,648                 $24,720
    Trustee Fees                             $44,000                  $8,000
    Audit and Accounting Fees                $33,150                     -0-
    Legal Expense                            $65,292                     -0-
    Unrealized Loss on Investments        $1,000,000                     -0-


INTEREST INCOME: The Trust has earned $185,108 of interest income from short term temporary investments in 1996. Interest from these short term investments increased $130,542 from 1995. On April 30, 1996, $2,180,000 of short term money market investments were liquidated to acquire a 14% senior secured note with VisionComm, Inc. ("VCI"). The VCI investment generated $201,443 of interest income in 1996. On May 31, 1996, $1,000,000 of money market funds were liquidated to acquire a 15% convertible subordinated debenture issued by Soil Recovery Systems, Inc. ("SRS"). The Trust received $25,000 of interest payments on this investment in 1996. No further interest income was recorded for SRS in 1996. See portfolio income investments for a further discussion of these investments.

MANAGEMENT FEES: The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the total assets of the Trust. The increase of $125,412 from 1995 is attributed to the increase in the assets of the Trust.

ADMINISTRATIVE SERVICES: Administrative services of $3,304 per month is paid to the Dealer Manager for administration of shareholder accounts and other administrative services. The increase of $14,928 from 1995 is due to the shorter operating period that this fee was assessed on in 1995.

TRUSTEE FEES: As compensation for services rendered to the Trust, each Independent Trustee is paid $12,000 annually plus $1,000 per Board meeting attended up to a maximum of $24,000 in meeting fees per year.

AUDIT AND ACCOUNTING FEES: The Trust incurred $13,500 for audit and tax preparation fees relating to the 1995 financials and $13,500 has been accrued for the audit and tax preparation fees relating to the 1996 financials. The Trust also incurred charges related to the auditors review of the Trust's Securities and Exchange filings in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LEGAL EXPENSE: The legal expenses incurred are associated with the structuring and monitoring of Trust activities and Trust investments. Additional legal charges were incurred in connection with the Soil Recovery Services, Inc. bankruptcy.

UNREALIZED LOSS ON INVESTMENTS: As reported in the 3rd Quarter, 1996 10-Q, Soil Recovery Services, Inc. ("SRS") experienced and continues to experience severe cash flow problems and the Trust served a Notice of Default and a Notice of Rescission on SRS and commenced litigation against key parties. The last interest payment received by the Trust was in July 1996. SRS filed for Chapter 11 bankruptcy protection on December 12, 1996. The Trust is continuing its avenues of recovery through the bankruptcy court and litigation. The Trust believes it has a strong case, however, at this time it is unable to determine the available assets of the defendants. Accordingly, at this time, the Trust has decided to recognize an unrealized loss of $1,000,000, the cost of the investment.

SECURITIES AND EXCHANGE COMMISSION FILINGS: On June 14, 1996, the Trust filed, with the Securities and Exchange Commission, a Cumulative Supplement No. 2 ("Sup. 2") to the prospectus dated June 21, 1995. Sup. 2 provides for the renewal of registration and extension of the offering period to June 20, 1997.

In addition to the extension of the offering period, the purpose of Sup. 2 was to: a) report the status of the offering; b) provide information on the status of investments in portfolio companies through May 31, 1996; c) provide a description of additional information regarding the Trust and the Offering; and d) report the financial statements of the Trust and Berthel Fisher & Company Planning, Inc.

INVESTMENTS:


  VISIONCOMM, INC.:                                     Cost       Valuation
  14% five year secured note receivable               $1 ,405,000    $1,405,000
  Warrants for 125,000 shares at $5 per share                 -0-           -0-
                                                      -------------------------
  Total                                                $1,405,000    $1,405,000


VisionComm continues to install payphones and has acquired or contracted for a greater number of private cable operations than originally projected to date.

Since (1.) the age of the Trust's investment is less than one year, (2.) VisionComm, Inc. is performing satisfactorily, (3.) the Trust is adequately collateralized, and (4.) the absence of any transaction that would imply a different value, the Trustees have recommended that the Trust's investment in VisionComm, Inc. be valued at its original cost less principal repayments.

The original investment was $2,180,000 at 14%. VisionComm had principal repayment of $775,000 in December 1996 and $275,000 in January 1997. The remaining $1,130,000 continues to perform at 14%. The Trust continues to hold warrants to purchase 21.5% of the company. The principals of VisionComm invested an additional $800,000 in the company prior to December 31, 1996.

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

           SOIL RECOVERY SERVICES, INC.:         Cost         Valuation

           Convertible subordinated debenture  $1,000,000        -0-


As reported in the 3rd Quarter, 1996 10-Q, Soil Recovery Services, Inc. ("SRS") experienced and continues to experience severe cash flow problems and the Trust served a Notice of Default and a Notice of Rescission on SRS and commenced litigation against key parties. The last interest payment received by the Trust was in July 1996. SRS filed for Chapter 11 bankruptcy protection on December 12, 1996. The Trust is continuing its avenues of recovery through the bankruptcy court and litigation. The Trust believes it has a strong case, however, at this time it is unable to determine the available assets of the defendants. Accordingly, at this time, the Trust has decided to recognize an unrealized loss of $1,000,000, the cost of the investment.

OTHER POTENTIAL PORTFOLIO COMPANIES AND TRUST ACTIVITIES: The Trust signed a Letter of Intent with a company in February 1997. The proposed investment terms call for a $2,000,000, six-year promissory note, at a rate of 14% per annum. The Trust is completing due diligence and finalization of legal documents. The Trust continues to receive and review inquiries for financing. The Trust is also completing an application for the establishment of a small business investment company ("SBIC"). The application is expected to be completed and filed with the Small Business Administration ("SBA") by March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES:


                                                                        February 10, 1995
                                               Year Ended            (date of inception) to
                                               December 31, 1996        December 31, 1995
                                               ---------------------------------------------
Major Cash Source:
  Proceeds from issuance of beneficial shares    $3,763,000              $5,128,000

Major Cash Uses:
  Payments for syndication costs                 $  530,488                $743,716
  Distributions                                  $  250,000                    $-0-
  Net cash from investing activities             $2,405,000                $  5,000


--------------------------------------------------------------------------------

Pending investment in enhanced yield investments, the Trust invested $4,993,174 in a money market mutual fund at December 31, 1996.

Distributions of $584,480 have been accrued as of December 31, 1996. The Trust will continue to accrue distributions based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until the Final Closing.

The Trust Advisor is not aware of any regulatory issues that may have a substantial negative impact on the portfolio companies it is currently researching for possible investment of Trust funds.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

Item 8. Financial Statements and Supplementary Data

            The following financial statements and related information as of the year ended December 31, 1996 and for the period February 10, 1995 (Date of Inception) to December 31, 1995 are included in Item 8:

               Independent Auditors' Report
               Statements of Assets and Liabilities
               Statements of Operations
               Statements of Changes in Net Assets
               Statements of Cash Flows
               Notes to Financial Statements

BERTHEL GROWTH & INCOME TRUST I
Financial Statements for the
Year Ended December 31, 1996 and for the
Period February 10, 1995 (Date of Inception) to December 31, 1995 and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Trustees and Shareholders of Berthel Growth & Income Trust I

We have audited the accompanying statements of assets and liabilities of Berthel Growth & Income Trust I (the "Trust") as of December 31, 1996 and 1995, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 1996 and for the period February 10, 1995 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 1996 and 1995 and the results of its operations and its cash flows for the year ended December 31, 1996 and for the period February 10, 1995 (date of inception) to December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, investments in securities not readily marketable amounting to $1,405,000 as of December 31, 1996 have been valued at fair value, as determined by the Board of Trustees ("Trustees"). We have reviewed the procedures applied by the Trustees in valuing such securities and have inspected underlying documentation and, in the circumstances, we believe that the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Trustees' estimate of fair values may differ significantly from the values that would have been used had a ready market existed for the securities, and the differences could be material.


DELOITTE & TOUCHE LLP/s/
Cedar Rapids, Iowa
February 28, 1997

BERTHEL GROWTH & INCOME TRUST I

STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                1996                1995
ASSETS:
 Investments in securities (Note 2):
   VisionComm, Inc. note receivable (cost $1,405,000)         $1,405,000
   Soil Recovery Services, Inc. convertible subordinated
     debenture (cost $1,000,000)

 Cash                                                             97,025         $  102,269
 Temporary investment in money market securities               4,993,174          4,272,549
 Interest receivable                                              40,186             17,830
 Other assets                                                      7,690              4,167
                                                              ----------         ----------
    Total assets                                               6,543,075          4,396,815
                                                              ----------         ----------

LIABILITIES:

 Accounts payable and other accrued expenses                      23,594
 Distributions payable to shareholders (Note 5)                  584,480            126,787
 Due to affiliate (Note 3)                                        47,022             27,214
                                                              ----------         ----------
    Total liabilities                                            655,096            154,001
                                                              ----------         ----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $662.24) per share in 1996
 and $827.38 per share in 1995)                               $5,887,979         $4,242,814
                                                              ----------         ----------
Net assets consist of:
 Shares of beneficial interest, 25,000 shares authorized -
  8,891 and 5,128 shares issued and outstanding in
  1996 and 1995, respectively                                 $6,782,316         $4,257,497
 Undistributed net investment loss                              (894,337)           (14,683)
                                                              ----------         ----------
                                                              $5,887,979         $4,242,814
                                                              ----------         ----------

See notes to financial statements.

BERTHEL GROWTH & INCOME TRUST I
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE PERIOD FEBRUARY 10, 1995 (DATE OF INCEPTION)
TO DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                                          1996        1995
REVENUES:
  Interest income                                   $    411,551    $ 54,566
  Commitment fees                                         63,600
                                                    ------------    --------
                                                         475,151      54,566
                                                    ------------    --------


EXPENSES:
  Management fees (Note 3)                               155,847      30,435
  Administrative services                                 39,648      24,720
  Trustee fees                                            44,000       8,000
  Audit and accounting fees                               33,150
  Legal expense                                           65,292
  Other general and administrative expenses               16,868       6,094
                                                    ------------    --------
       Total expenses                                    354,805      69,249
                                                    ------------    --------
NET INVESTMENT INCOME (LOSS)                             120,346     (14,683)
                                                    ------------    --------

UNREALIZED LOSS ON INVESTMENTS                        (1,000,000)
                                                    ------------    --------

NET DECREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                          $   (879,654)   $(14,683)
                                                    ------------    --------

INVESTMENT INCOME PER BENEFICIAL SHARE              $      65.94    $  17.23

EXPENSES PER BENEFICIAL SHARE                             (49.24)     (21.87)
                                                    ------------    --------
NET INVESTMENT INCOME(LOSS)
 PER BENEFICIAL SHARE                                      16.70       (4.64)

UNREALIZED LOSS ON INVESTMENTS PER
 BENEFICIAL SHARE                                        (138.77)
                                                    ------------    --------

NET LOSS PER BENEFICIAL SHARE                       $    (122.07)   $  (4.64)
                                                    ------------    --------

WEIGHTED AVERAGE SHARES                                    7,206       3,167
                                                    ------------    --------

See notes to financial statements.

BERTHEL GROWTH & INCOME TRUST I

STATEMENTS OF CHANGES IN NET ASSETS
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE PERIOD FEBRUARY 10, 1995 (DATE OF INCEPTION)
TO DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                                                      SHARES OF
                                                                      BENEFICIAL
                                                                       INTEREST        AMOUNT
NET ASSETS AT FEBRUARY 10, 1995
 Proceeds from sales of shares of beneficial interest
  (initial capitalization)                                                 10        $   10,000

 Proceeds from sales of shares of beneficial interest                   5,118         5,118,000

 Net investment loss                                                                    (14,683)

 Syndication costs incurred                                                            (743,716)

 Distributions payable to shareholders                                                 (126,787)
                                                                      -------        ----------

NET ASSETS AT DECEMBER 31, 1995                                         5,128         4,242,814

 Net investment income                                                                  120,346

 Unrealized loss on investments                                                      (1,000,000)
                                                                      -------        ----------

 Net decrease in assets resulting from operations                                      (879,654)

 Proceeds from sales of shares of beneficial interest                   3,763         3,763,000

 Syndication costs incurred                                                            (530,488)

 Distributions to shareholders                                                         (250,000)

 Distributions payable to shareholders                                                 (457,693)
                                                                      -------        ----------

NET ASSETS AT DECEMBER 31, 1996                                         8,891        $5,887,979
                                                                      -------        ----------

See notes to financial statements.

BERTHEL GROWTH & INCOME TRUST I

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE PERIOD FEBRUARY 10, 1995 (DATE OF INCEPTION)
TO DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                                                            1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net decrease in net assets                                               $  (879,654)      $   (14,683)
 Adjustments to reconcile net decrease in net assets to net cash flows from operating activities:
   Amortization of organizational costs                                         1,000               833
   Unrealized loss on investments                                           1,000,000
   Changes in operating assets and liabilities:
     Temporary investment in money market securities                         (720,625)       (4,272,549)
     Interest receivable                                                      (22,356)          (17,830)
     Other assets                                                              (4,523)
     Accounts payable and accrued expenses                                     23,594
     Due to affiliate                                                          19,808            27,214
                                                                          -----------       -----------
      Net cash flows from operating activities                               (582,756)       (4,277,015)
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Issuance of VisionComm, Inc. note receivable                              (2,180,000)
 Repayment of note receivable                                                 775,000
 Investment in Soil Recovery Services, Inc.                                (1,000,000)
 Payment of organizational costs                                                                 (5,000)
                                                                          -----------       -----------
      Net cash flows from investing activities                             (2,405,000)           (5,000)
                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of shares of beneficial interest                       3,763,000         5,128,000
 Distribution payments to shareholders                                       (250,000)
 Syndication costs incurred                                                  (530,488)         (743,716)
                                                                          -----------       -----------
     Net cash flows from financing activities                               2,982,512         4,384,284
                                                                          -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                (5,244)          102,269

CASH AT BEGINNING OF PERIOD                                                   102,269
                                                                          -----------       -----------

CASH AT END OF PERIOD                                                     $    97,025       $   102,269
                                                                          -----------       -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Noncash financing activities - Distributions payable to shareholders     $   584,480       $   126,787
                                                                          -----------       -----------

See notes to financial statements

BERTHEL GROWTH & INCOME TRUST I

NOTES TO FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD

FEBRUARY 10, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS- Berthel Growth & Income Trust I (the "Trust") is registered under the Investment Company Act of 1940, as amended, as a nondiversified, closed-end management investment company electing status as a business development company. The Trust was formed on February 10, 1995 under the laws of the State of Delaware and received approval from the Securities and Exchange Commission to begin offering shares of beneficial interest ("Shares") effective June 21, 1995. The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities to be purchased will consist primarily of subordinated debt or preferred stock combined with equity participation in common stock or rights to acquire common stock. The Trust is offering a minimum of 1,500 Shares and a maximum of 50,000 Shares at an offering price of $1,000 per Share. The minimum offering of 1,500 Shares sold was reached on August 30, 1995. The offering period will expire June 20, 1997.

   The Trust will terminate upon the liquidation of all of its investments, but no later than December 31, 2005, or ten years from the final closing of the sale of the Shares offered hereby, subject to possible extension for up to two additional one-year periods.

   Planning, Inc. (the "Trust Advisor") is the Trust's investment advisor and manager. TJB Capital Management, Inc. (the "Corporate Trustee") provides certain management services necessary for the conduct of the Trust's business. Shares are being offered by Berthel Fisher & Company Financial Services, Inc. (the "Dealer Manager"). Each of these three entities is a wholly owned subsidiary of Berthel Fisher & Company.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the valuation of not readily marketable securities by the Trustees.

   TEMPORARY INVESTMENT IN MONEY MARKET SECURITIES - Pending investment in enhanced yield investments, the Trust has invested in money market securities with National Financial Services Corporation which are reported at market value, which approximates cost.

   ORGANIZATIONAL COSTS - Organizational costs were capitalized and are being amortized over five years using the straight-line method.

   INVESTMENTS IN SECURITIES - In accordance with accounting practices, investments that are not readily marketable are valued at fair value, as determined by the Board of Trustees ("Trustees"). The resulting difference between cost and market is included in the Statements of Operations.

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

   NET LOSS PER BENEFICIAL SHARE - Net loss per beneficial share is based on the weighted average of shares outstanding.

   RECLASSIFICATIONS - Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation.

2.   INVESTMENTS




   The Trust has invested in a senior secured note issued by VisionComm, Inc., which is primarily engaged in the telecommunications and private cable television business. The five year note carries a 14% interest rate with interest only due the first year, due in equal monthly installments thereafter.

   The Trust has also invested $1,000,000 in a convertible subordinated debenture issued by Soil Recovery Services, Inc. ("SRS"). The debenture is for a seven year term with an annual interest rate of 15% with no prepayment penalty. Interest only is due the first two years with equal principal payments due at the end of years three through seven. The debenture can be converted at any time at a conversion rate that will provide the Trust with approximately 21.5% of common stock of SRS.

   SRS experienced and continues to experience severe cash flow problems and the Trust served a Notice of Default and a Notice of Rescission on SRS and commenced litigation against key parties. The last interest payment received by the Trust was in July 1996. SRS filed for Chapter 11 bankruptcy protection on December 12, 1996. The Trust is continuing its avenues of recovery through the bankruptcy court and litigation.

   The Trust has recognized an unrealized loss of $1,000,000 for SRS as management believes that SRS is insolvent and will be unable to make payments pursuant to the convertible subordinated debenture.

3. RELATED PARTY TRANSACTIONS

   The Trust has entered into a management agreement with the Trust Advisor that provides for incentive compensation to the Trust Advisor based on the capital appreciation of the Trust's investments. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the value of the assets of the Trust. The management fee is paid quarterly, in arrears, and is determined by reference to the value of the assets of the Trust as of the first day of that quarter. Management fees incurred during the periods ended December 31, 1996 and 1995 relating to this agreement aggregated $155,847 and $30,435, respectively.

   In addition, the Trust paid the Dealer Manager $39,648 and $24,720 during the periods ended December 31, 1996 and 1995, respectively, for administration of shareholder accounts and other administrative services.

4.   SYNDICATION COSTS

   As part of the issuance of Shares, the Trust has paid certain fees described below to the Dealer Manager, Trust Advisor and Corporate Trustee. These syndication costs have been treated as a direct reduction of net assets.

   The Trust compensates the Dealer Manager through selling commissions and a wholesale marketing fee in conjunction with the offering of Shares, and reimbursement of due diligence expenses. Selling commissions vary between 7% and 2% of the aggregate purchase price of all Shares sold, depending on the number of Shares purchased by the investor. Selling commissions paid during the periods ended December 31, 1996 and 1995 aggregated $236,410 and $321,300, respectively. The wholesale marketing fee of $94,075 and $127,950 is equal to 2.5% of the public offering price of all Shares sold during the periods ended December 31, 1996 and 1995, respectively. Due diligence expenses totaled $3,668 and $27,196 during the periods ended December 31, 1996 and 1995, respectively.

   The Trust pays organizational and offering expenses paid or incurred by the Trust Advisor in connection with organizing the Trust and offering the Shares. The amount of reimbursement may not exceed 4% of the aggregate purchase price of all Shares sold. During the periods ended December 31, 1996 and 1995, respectively, these reimbursement costs aggregated $150,520 and $204,720. Any organizational and offering expenses (excluding the expenses mentioned above) of the Trust in excess of this amount will be paid by the Trust Advisor.

   The Trust paid the Corporate Trustee a fee equal to .5% of the aggregate purchase price of all Shares sold aggregating $18,815 and $25,590 during the periods ended December 31, 1996 and 1995, respectively.

5.   DISTRIBUTIONS PAYABLE TO SHAREHOLDERS

   Distributions payable is based on actual interest earned by the Trust on the investors funds held in escrow through the initial closing, plus 10% simple annual interest, computed on a daily basis from the initial closing (August 31, 1995) through December 31, 1996, less distributions.

   At the final closing, the Trust will distribute the lesser of all the cash earnings of the Trust earned during the offering period or the underwriting return. There is no guarantee that the full underwriting return will be paid at the final closing.

6. FEDERAL INCOME TAXES

   The Trust has received an opinion from counsel that it will be treated as a partnership for federal income tax purposes. As such, under present income tax laws, no income taxes will be reflected in these financial statements as taxable income or loss of the Trust is included in the income tax returns of the investors.


                                   * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         A management board consisting of the Independent Trustees and the Trust Advisor is responsible for the management of the Trust and its business.

         Trustees of the Registrant:

                       Corporate Trustee - TJB Capital Management, Inc. was
                  organized as a Delaware corporation on January 25, 1995 for the purpose of organizing the Trust. The principal office of the Corporate Trustee is located at 1105 N. Market Street, Suite 1300, Wilmington, Delaware, 19801. The Corporate Trustee is an affiliate of the Trust Advisor.

                       Henry T. Madden  (Age 66) - Mr. Madden is an Independent
                  Trustee of the Trust. He was awarded a B.S.M.E. from the University of Notre Dame in 1951 and an M.B.A. from the University of Pittsburgh in 1966. He began his career as an Industrial Engineer, then Quality Control Manager in Technical Ceramics for 3M Company in Chattanooga, Tennessee. He became Manager of Production Engineering, then Manager for a 1,500 employee, $50 million in sales Allis-Chalmers Plant, manufacturing power and distribution transformers in Pittsburgh, Pennsylvania. In 1966, he became General Plant Manager of the Allis-Chalmers, Cedar Rapids, Iowa Plant manufacturing construction machinery. In 1969, Mr. Madden became Division Manager for Hydraulic Truck Cranes for Harnischfeger Corporation. In 1975 Mr. Madden became President, Harnischfeger GMBH in Dortmund, West Germany, a joint venture with August Thyssen A.G. of West Germany, manufacturing truck cranes, creating a 100 million deutsche mark business. He also served as Managing Director for Harnischfeger International Corporation for Europe, East Europe, and North and West Africa, responsible for all product sales in those areas. In 1981, Mr. Madden became a consultant to and assumed the responsibilities of General Manager of Oak Hill Engineering Inc. in Cedar Rapids, Iowa, manufacturing wire harnesses. In 1983, he started a company, Enertrac Inc., designing, manufacturing and marketing communications systems. Mr. Madden financed Enertrac Inc. through an initial public offering and merged it into another company in 1986. Mr. Madden organized the Institute for Entrepreneurial Management in the University of Iowa College of Business Administration in 1986, advising potential and new entrepreneurs and teaching courses on entrepreneurship in the MBA program. He also teaches courses in Corporate Strategy in the Executive MBA and MBA programs. Mr. Madden has been consulting with developmental stage companies since 1981.

                       Henry Royer (Age 64) - Mr. Royer is an Independent
                  Trustee of the Trust. He graduated in 1953 from Colorado College with a B.A. in Money and Banking. From 1950 until 1962, Mr. Royer was employed for four years by Pillsbury Mills and for four years by Peavey Company as a grain merchandiser. From 1962 through 1965 he was employed as Treasurer and served on the Board of Lehigh Sewer Pipe and Tile. Mr. Royer joined First National Bank of Duluth in 1965, where he served in various capacities, including Assistant Cashier, Assistant Vice President, Assistant Manager of the Commercial Loan Department and Senior Vice President in Charge of Loans. When he left the bank in 1983 he was serving as Executive Vice President/Loans. He then joined The Merchants National Bank of Cedar Rapids (currently Firstar Bank Cedar Rapids, N.A.) where he served as Chairman and President until August, 1994. Since September, 1994, Mr. Royer has been the President and Chief Executive Officer of River City Bank, Sacramento, California.


     Executive Officers and Directors of the Trust Advisor:

                  Thomas J. Berthel (age 44) - Mr. Berthel serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as the Chief Executive Officer of Berthel Fisher & Company, the parent company of the Trust Advisor and the Dealer Manager. He has held these positions since 1985. Until June, 1993, Mr. Berthel served as President of the Dealer Manager. From 1993 until the present he has served as Chief Executive Officer and as a Director of the Dealer Manager. Mr. Berthel is also President and a Director of various other subsidiaries of Berthel Fisher & Company that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He serves as the Chairman of the Board of Amana Colonies Golf Course, Inc., and, in November 1995, he was elected to the Board of Directors of Intellicall, Inc., an advanced telecommunications technologies company in Carrollton, Texas. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa (1993).

                 James D. Thorp (Age 37) - Mr. Thorp is the President and Managing Director of the Trust Advisor. As such he is the person primarily responsible for the day-to-day management of the Trust's portfolio. He was elected as a Director of Berthel Fisher & Company in April, 1994. He serves as Vice President - Investment Banking of Berthel Fisher & Company Financial Services, Inc., the Dealer Manager, a position he has held since 1993. In this position he is responsible for all the investment banking, corporate finance and due diligence activities of the Dealer Manager. During his tenure in this position he has been responsible for, directed and completed nine private financings for company clients totaling over $20 million. From 1983 to 1992, Mr. Thorp served in various positions and finally as Principal for Allsop Venture Partners II and its affiliates, a private equities investment management concern managing over $105 million in capital invested in over 80 portfolio companies. These companies spanned a myriad of industries and involved many transaction types that covered the spectrum of private equities investing, from seed investments to later stage expansions and turnaround financing to leveraged buyouts. During his tenure at Allsop Venture Partners III he reviewed and analyzed business plans for potential financings of over $1.5 billion, performed due diligence on projects representing potential financings of over $200 million. The funds under management while Mr. Thorp was at Allsop Venture Partners III and its affiliates consistently yielded twice the average internal rate of return generated by similar private equities investment firms. He has served as a director and on the boards of seven portfolio companies and is a past member of the National Venture Capital Association, the National Association of Small Business Investment Companies and the Midwest Regional Association of Small Business Investment Companies. He is a graduate of the Ninth Annual Management Institute of the National Association of Small Business Investment Companies. Mr. Thorp received a Bachelor of Science degree in Business Administration in 1981 from Oklahoma State University. In 1983 he was awarded a Master of Business Administration - Finance from the Wharton School, University of Pennsylvania.

                       Ronald O. Brendengen (Age 41) - Mr. Brendengen is the
                  Chief Financial Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher & Company, the parent company of the Trust Advisor. He was elected Secretary and Chief Financial Officer of Berthel Fisher & Company in 1994. He also serves as Treasurer and a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa in 1978.

                       Leslie D. Smith (Age 48) - Mr. Smith is a Director and
                  the Secretary of the Trust Advisor. In 1994 Mr Smith was named General Counsel of Berthel Fisher & Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990 Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. In that capacity, Mr. Smith performed all duties generally associated with the position of General Counsel. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc. in North Sioux City, South Dakota.

Item 11.  Executive Compensation
          ----------------------

          Set forth is the information relating to all direct renumeration paid or accrued by the Registrant during the period.


(A)                   (B)                (C)                   (C1)   C2)             (D)

                                                                      Securities of
                                                                           property
                                                                          insurance   Aggregate
                                                                        benefits or   of
                                         Cash and Cash                reimbursement   contingent
Name of Individual    Capacities in      equivalent forms                   personal   or forms of
persons in group      which served       of remuneration       Fees        benefits   remuneration
--------------------------------------------------------------------------------------------------
TJB Capital
Management, Inc.    Corporate Trustee        $0               $18,815      $0             $0

Henry T. Madden     Independent Trustee      $0               $22,000      $0             $0

Henry Royer         Independent Trustee      $0               $22,000      $0             $0

                                             -----------------------------------------------------
                                             $0               $62,815      $0             $0
                                             =====================================================

The Trust paid the Trust Advisor $155,847 for management fees and $150,520 for reimbursement of organizational and offering expenses.



Item 12.    Security Ownership of Certain Beneficial Owners and Management

            No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the shares.

Item 13.    Certain Relationships and Related Transactions

            Related party transactions are described in Notes 3 and 4 of Notes to Financial Statements. See Item 8.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


          (a) 1. Financial Statements                                Page No.
                                                                     --------
         Statements of Assets and Liabilities at December 31, 1996
         and December 31, 1995                                           11

         Statements of Operations for the Year Ended December 31,
         1996 and for the Period February 10, 1995 (Date of Inception)
         to December 31, 1995                                            12

         Statements of Changes in Net Assets for the Year Ended
         December 31, 1996 and for the Period February 10,
         1995 (Date of Inception) to December 31, 1995                   13

         Statements of Cash Flows for the Year Ended December 31,
         1996 and for the Period February 10, 1995  (Date of Inception)
         to December 31, 1995                                            14

         Notes to Financial Statements                                   15


         2. Financial Statement Schedules - None

     (b) Reports on Form 8-K

          None

         3. Exhibits


            3.1  Certificate of Trust
            3.2  Declaration of Trust
           10.1  Management Agreement between the Trust and the Trust Advisor
           10.2  Safekeeping Agreement between the Trust and Firstar Bank Cedar
                 Rapids, N.A.
           16.0  Letter re change in certifying accountant



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BERTHEL GROWTH & INCOME TRUST I



March 27, 1997    By:  Thomas J. Berthel/s/
---------------   ---------------------------------------------------
Date              THOMAS J. BERTHEL, Chief Executive Officer (principal
                  executive officer) of Berthel Fisher & Company Planning,
                  Inc., Trust Advisor


March 27, 1997    By:  Ronald O. Brendengen/s/
---------------   ---------------------------------------------------
Date              RONALD O. BRENDENGEN, Chief Financial Officer and Treasurer
                  (principal financial officer) of Berthel Fisher & Company
                  Planning, Inc., Trust Advisor




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 1997    By: Thomas J. Berthel/s/
--------------    ------------------------------------------------------------
Date              THOMAS J. BERTHEL, Chairman and Director of Berthel Fisher &
                  Company, Berthel Fisher & Company Planning, Inc., Trust
                  Advisor

March 27, 1997    By: Ronald O. Brendengen/s/
--------------    ------------------------------------------------------------
Date              RONALD O. BRENDENGEN, Director of Berthel Fisher & Company
                  Planning, Inc., Trust Advisor

March 27, 1997    By:   James D. Thorp/s/
--------------    ------------------------------------------------------------
Date              JAMES D. THORP, Director of Berthel Fisher & Company Planning,
                  Inc., Trust Advisor

March 27, 1997    By:     Leslie D. Smith/s/
--------------    ---------------------------------------------------
Date              LESLIE D. SMITH, Director of Berthel Fisher & Company
                  Planning, Inc., Trust Advisor

March 27, 1997    By:    Henry Royer/s/
--------------    ---------------------------------------------------
Date              HENRY ROYER, Independent Trustee of Berthel Growth & Income
                  Trust I

March 27, 1997    By:  Thomas J. Berthel/s/
--------------    ---------------------------------------------------
Date              THOMAS J. BERTHEL, Chairman of the Board and Chief Executive
                  Officer of TJB Capital Management, Inc., Trustee of Berthel
                  Growth & Income Trust I

March 27, 1997    By:  Daniel P. Wegmann/s/
--------------    ---------------------------------------------------
Date              DANIEL P. WEGMANN, Controller of Berthel Fisher & Company
                  Planning, Inc., Trust Advisor

                                 EXHIBIT INDEX


      3.1  Certificate of Trust (1)
      3.2  Declaration of Trust (2)
     10.1  Management Agreement between the
             Trust and the Trust Advisor (3)
     10.2  Safekeeping Agreement between the Trust
              and Firstar Bank Cedar Rapids, N.A. (4)
     16.0  Letter re change in certifying accountant (5)

     -----------------

      (1)  Incorporated by reference to the Trust's Registration
           Statement on Form N-2, filed with the Commission on February 14, 1995 (File No. 33-89605).

      (2) Incorporated by reference to Pre-Effective Amendment No. 3 to the Trust's Registration Statement on Form N-2, filed with the Commission on June 21, 1995 (File No. 33-89605).

      (3) Incorporated by reference to Pre-Effective Amendment No. 1 to the Trust's Registration Statement on Form N-2, filed with the Commission on May 9, 1995 (File No. 33-89605).

      (4) Incorporated by reference to Pre-Effective Amendment No. 2 to the Trust's Registration Statement on Form N-2, filed with the Commission on June 12, 1995 (File No. 33-89605).

      (5) Incorporated by reference to Form 8-K filed with the Commission on October 13, 1995 (File No. 33-895056).