Form 10-Q
period 1997-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 1997-05-12
CIK 937969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM   10 - Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997
                                               --------------
                                       or
[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From
                                                        ----------------
     to
       -----------------


                       Commission File Number  33-89506
                                               --------


                        BERTHEL GROWTH & INCOME TRUST I
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                             52-1915821
          ----------                                           ------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


              100 Second Street SE, Cedar Rapids, Iowa      52401
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



                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest -         9,439 shares as of April 30, 1997

                        BERTHEL GROWTH & INCOME TRUST I

                                     INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                            ------

Item 1.    Financial statements (unaudited):

           Statements of assets and liabilities - March 31, 1997 and
           December 31, 1996                                                 3

           Statements of operations - three months ended March 31,
           1997 and March 31, 1996                                           4

           Statements of changes in net assets - three months ended
           March 31, 1997 and March 31, 1996                                 5

           Statements of cash flows - three months ended March 31,
           1997 and March 31, 1996                                           6

           Notes to the financial statements                                 7

Item 2.    Management's discussion and analysis of financial condition and
           results of operations.                                            7

PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal proceedings - none

Item 2.    Changes in securities - none

Item 3.    Defaults upon senior securities - none

Item 4.    Submission of matters to a vote of shareholders - none

Item 5.    Other information - none

Item 6.    Exhibits and reports on Form 8-K

           a. Exhibits - none
           b. No report on Form 8-K was filed for the quarter ended
              March 31, 1997

SIGNATURES                                                                  11

                        BERTHEL GROWTH & INCOME TRUST I

                STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

                                             March 31, 1997   December 31, 1996
                                            ----------------  -----------------
ASSETS

Investments in securities (Note B)               $1,129,696          $1,405,000
Cash                                                 24,120              97,025
Temporary investment in money
  market securities                               5,602,583           4,993,174
Interest receivable                                  36,232              40,186
Other assets                                         10,608               7,690
                                                 ----------          ----------
  Total Assets                                    6,803,239           6,543,075
                                                 ----------          ----------


LIABILITIES

Accounts payable and other accrued expenses          17,341              23,594
Distributions payable to shareholders               805,221             584,480
Due to affiliate                                     41,473              47,022
                                                 ----------          ----------
  Total Liabilities                                 864,035             655,096
                                                 ----------          ----------


COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $646.97 per share
  in 1997 and $662.24 per share in 1996)         $5,939,204          $5,887,979
                                                 ==========          ==========

Net assets consist of:
Shares of beneficial interest (25,000 shares
  authorized;   9,180 and 8,891 shares issued
  and outstanding in 1997 and 1996, respectively $6,808,083          $6,782,316
   Undistributed net investment loss               (868,879)           (894,337)
                                                 ----------          ----------
                                                 $5,939,204          $5,887,979
                                                 ==========          ==========

     See notes to financial statements.


                        BERTHEL GROWTH & INCOME TRUST I

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    Three Months Ended
                                             March 31, 1997    March 31, 1996
                                             --------------    --------------
            REVENUES:

                 Interest income                   $104,693           $56,045
                 Other income                           500               -0-
                                                   --------           -------
                                                    105,193            56,045
                                                   --------           -------


            EXPENSES:

                 Management fees                     41,473            30,290
                 Administrative services              9,754             9,912
                 Trustee fees                         6,000             2,000
                 Auditing and accounting fees         4,225             3,375
                 Legal expense                       14,840               -0-
                 Other general and administrative
                       expenses                       3,443             3,422
                                                   --------           -------
                 Total expenses                      79,735            48,999
                                                   --------           -------



            NET INVESTMENT INCOME AND
                 NET INCREASE IN NET ASSETS
                 RESULTING FROM OPERATIONS         $ 25,458           $ 7,046
                                                   ========           =======


            NET INVESTMENT INCOME PER
                 BENEFICIAL SHARE                  $   2.82           $  1.78


            WEIGHTED AVERAGE SHARES                $  9,038           $ 3,968
                                                   ========           =======

See notes to financial statements.

                       BERTHEL GROWTH & INCOME TRUST I

                STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)


                                           Three Months Ended              Three Months Ended
                                             March 31, 1997                  March 31, 1996
                                             --------------                  --------------


                                        Shares  of                        Shares of
                                        Beneficial                       Beneficial
                                          Interest        Amount          Interest         Amount
                                        ----------        ------          --------         ------


Net investment income                        ---         $25,458             ---           $7,046
                                         ---------     ---------         ---------       --------

Net increase in assets
resulting from operations                    ---          25,458                            7,046

Proceeds from sales of Shares of
beneficial interest                            294       294,000               688        688,000

Syndication costs incurred                   ---         (42,492)            ---          (98,154)

Shares of beneficial interest redeemed          (5)       (5,000)            ---              -0-

Distributions payable to shareholders        ---        (220,741)            ---         (137,451)

Net assets at beginning of period            8,891     5,887,979             5,128      4,242,814
                                         ---------     ---------         ---------      ---------
Net assets at end of period                  9,180    $5,939,204             5,816     $4,702,255
                                        ==========    ==========             =====     ==========




See notes to financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

                      STATEMENT OF CASH FLOWS (UNAUDITED)



                                                               Three Months Ended          Three Months Ended
                                                                 March 31, 1997              March 31, 1996
                                                               ------------------          ------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net investment income                                                 $  25,458                   $   7,046
  Adjustments to reconcile net investment loss
    to net cash flows from operating activities:
    Amortization of organizational costs                                      250                         251
    Gain on redemption of unit                                               (500)                        -0-
    Changes in operating assets and liabilities:
       Temporary investment in money market securities                   (609,409)                   (695,951)
       Other assets                                                        (3,168)                     (9,832)
       Interest receivable                                                  3,954                      17,830
       Due to affiliate                                                    (5,549)                      3,075
       Accounts payable and accrued expenses                               (6,253)                     11,633
                                                                        ---------                   ---------

       Net cash flows from operating activities                          (595,217)                   (665,948)
                                                                        ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of note receivable                                            275,304                         -0-

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of shares of beneficial interest                    294,000                     688,000
  Redemption of shares of beneficial interest                              (4,500)                        -0-
  Syndication costs incurred                                              (42,492)                    (98,154)
                                                                        ---------                   ---------
         Net cash flows from financing activities                         247,008                     589,846
                                                                        ---------                   ---------

NET DECREASE IN CASH                                                      (72,905)                    (76,102)

CASH AT BEGINNING OF PERIOD                                                97,025                     102,269
                                                                        ---------                   ---------

CASH AT END OF PERIOD                                                   $  24,120                   $  26,167
                                                                        =========                   =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Noncash financing activities:
    Distributions payable to shareholders                                $220,741                    $137,451

See notes to financial statements.

BERTHEL GROWTH & INCOME TRUST I

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     NOTE B -- INVESTMENTS
                                                        COST     VALUATION
                                                     ----------  ---------

        VisionComm, Inc.:
            Note receivable                          $1,129,696  $1,129,696
            Warrants for 125,000 shares at $5/share         -0-         -0-

        Soil Recovery Services, Inc.:
            Convertible subordinated debenture        1,000,000         -0-
                                                     ----------  ----------
                                                     $2,129,696  $1,129,696
                                                     ==========  ==========



The Trust has invested in a senior secured note issued by VisionComm, Inc., which is primarily engaged in the telecommunications and private cable television business. The five year note carries a 14% interest rate with interest only due the first year, due in equal monthly installments thereafter. The Trust's investment in VisionComm is valued at its original cost less principal repayments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS:
        ----------------------

The Trust has also invested $1,000,000 in a convertible subordinated debenture issued by Soil Recovery Services, Inc. ("SRS"). The debenture is for a seven year term with an annual interest rate of 15% with no prepayment penalty. Interest only is due the first two years with equal principal payments due at the end of years three through seven. The debenture can be converted at any time at a conversion rate that will provide the Trust with approximately 21.5% of the common stock of SRS.

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



RESULTS OF OPERATIONS:

                                    Three Months Ended   Three Months Ended
      DESCRIPTION:                    March 31, 1997       March 31, 1996

                                   -----------------------------------------
        Interest income                 $ 104,693             $ 56,045
        Management fees                 $  41,473             $ 30,290
        Legal expense                   $  14,840             $    -0-



Berthel Growth & Income Trust I was formed on February 10, 1995. The Trust received approval from the Securities and Exchange Commission to begin offering shares of beneficial interest effective June 21, 1995.

The minimum offering of 1,500 shares sold was reached on August 30, 1995. As of March 31, 1997 9,180 shares were issued and outstanding.

The Trust earned $63,423 of interest income from short term temporary investments in the first quarter of 1997. Interest from these short term temporary investments increased $7,378 from the corresponding period in 1996. The interest income earned on this type of investment will vary from period to period due to the liquidation of short term money market investments to acquire other enhanced yield investments or to pay distributions to shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ----------------------------------------------------------------------
        OF OPERATIONS (CONTINUED):
        --------------------------

The Trust also earned interest income of $41,270 from its investment in a 14% senior secured note ("note") in VisionComm, Inc. ("VCI"). On April 30, 1996, the Trust invested $2,180,000 in a note with VCI. As of March 31, 1997, VCI has paid the Trust principal payments totalling $1,050,304. The interest income the Trust earns on this note investment will fluctuate with changes in the principal balance.

Management fees equal to 2.5% of the total assets of the Trust have increased $11,183 in the first quarter of 1997 compared to the corresponding quarter in 1996. As more assets come under the control of the Trust, management fees will also show a corresponding increase.

The Trust has incurred $12,057 of legal charges in 1997 in connection with the Soil Recovery Services, Inc. bankruptcy. Future legal charges associated with this bankruptcy are expected however, they cannot be determined at this time.



INVESTMENTS:
                                                    Cost      Valuation
  VisionComm, Inc.
    14% five year secured note receivable        $1,129,696  $1,129,696
    Warrants for 125,000 shares at $5 per share         -0-         -0-
                                                 ----------  ----------
  Total                                          $1,129,696  $1,129,696
                                                 ==========  ==========



VisionComm continues to install payphones and has acquired or contracted for a greater number of private cable operations than originally projected to date.

Since 1) VisionComm is performing satisfactorily, 2) the Trust is adequately collateralized, and 3) the absence of any transaction that would imply a different value, the Trustees have recommended that the Trust's investment in VisionComm be valued at its original cost less principal repayments.

The original investment was $2,180,000 at 14%. VisionComm had a principal repayment of $775,000 in December 1996 and $275,304 in January 1997. The remaining $1,129,696 continues to perform at 14%. The Trust continues to hold warrants to purchase 21.5% of the company. The principals of VisionComm invested an additional $800,000 in the company prior to December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ----------------------------------------------------------------------
        OF OPERATIONS (CONTINUED):
        --------------------------

OTHER POTENTIAL PORTFOLIO COMPANIES AND TRUST ACTIVITIES: The Trust signed a Letter of Intent with a company in February 1997. The proposed investment terms call for a $2,000,00, six-year promissory note, at a rate of 14% per annum. The Trust is completing due diligence and finalization of legal documents. The Trust continues to receive and review inquiries for financing. The Trust is also completing an application for the establishment of a small business investment company ("SBIC"). The application is expected to be completed and filed with the Small Business Administration ("SBA") by May 9, 1997.

LIQUIDITY AND CAPITAL RESOURCES
                                           Three Months Ended Three Months Ended
                                              March 31, 1997    March 31, 1996
--------------------------------------------------------------------------------

Major Cash Source:
  Proceeds from issuance of beneficial shares   $ 294,000          $ 688,000
  Repayment of note receivable                    275,304                -0-

Major Cash Use:
  Payments for syndication costs                $  42,492          $  98,154
  Investment in money market securities           609,409            695,951



Pending investment in portfolio companies, the Trust has invested $5,602,583 in a money market mutual fund at March 31, 1997.

Distributions payable of $805,221 have been accrued as of March 31, 1997. The Trust will continue to accrue distributions based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until the Final Closing.

The Trust Advisor is not aware of any regulatory issues that may have a substantial negative impact on the portfolio companies and is currently researching for possible investment of Trust funds.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                BERTHEL GROWTH & INCOME TRUST I
                                -------------------------------
                                         (Registrant)



Date                            Ronald O. Brendengen/s/
     ---------------            -----------------------------------------
                                Ronald O. Brendengen, Chief Financial Officer,
                                Treasurer


Date                            Daniel P. Wegmann/s/
     ---------------            -----------------------------------------
                                Daniel P. Wegmann, Controller