Form 10-Q
period 1997-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 1997-08-14
CIK 937969

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM   10 - Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1997
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _________ to _________


                       Commission File Number  33-89506


                       BERTHEL GROWTH & INCOME TRUST I
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


      DELAWARE                                                   52-1915821
      --------                                              -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


             100 Second Street SE, Cedar Rapids, Iowa      52401
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


                     Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest -              10,541 shares as of July 26, 1997

                       BERTHEL GROWTH & INCOME TRUST I
                                    INDEX


PART I.  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----
Item 1.   Financial statements (unaudited):

          Statements of assets and liabilities - June 30, 1997 and
          December 31, 1996                                                3

          Statements of operations - three months ended June 30,
          1997 and June 30, 1996                                           4

          Statements of operations - six months ended June 30, 1997
          and June 30, 1996                                                5

          Statements of changes in net assets - six months ended
          June 30, 1997 and June 30, 1996                                  6

          Statements of cash flows - six months ended June 30,
          1997 and June 30, 1996                                           7

          Notes to the financial statements                                8

Item 2.   Management's discussion and analysis of financial condition and
          results of operations.                                          10

PART II.  OTHER INFORMATION

Item 1.   Legal proceedings - none

Item 2.   Changes in securities - none

Item 3.   Defaults upon senior securities - none

Item 4.   Submission of matters to a vote of shareholders - none

Item 5.   Other information - none

Item 6.   Exhibits and reports on Form 8-K
          a. Exhibits - none
          b. No report on Form 8-K was filed for the quarter ended
             June 30, 1997

SIGNATURES

                       BERTHEL GROWTH & INCOME TRUST I

               STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

                                            June 30, 1997      December 31, 1996
                                            -------------      -----------------
ASSETS

Investments in securities (Note B)             $3,129,696            $1,405,000
Cash                                               45,152                97,025
Temporary investment in money
   market securities                            4,762,583             4,993,174
Interest receivable                                42,033                40,186
Other assets                                       54,465                 7,690
                                               ----------            ----------
   Total Assets                                 8,033,929             6,543,075
                                               ----------            ----------

LIABILITIES

Accounts payable and other accrued expenses        41,846                23,594
Distributions payable to shareholders           1,041,092               584,480
Due to affiliate                                   48,183                47,022
                                               ----------            ----------
   Total Liabilities                            1,131,121               655,096
                                               ----------            ----------


COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $655.97 per share
in 1997 and $662.24 per share in 1996)         $6,902,808            $5,887,979
                                               ==========            ==========
Net assets consist of:
Shares of beneficial interest (25,000 shares
 authorized;  10,523 and 8,891 shares issued
 and outstanding in 1997 and 1996,
  respectively                                 $7,724,722            $6,782,316
   Undistributed net investment loss             (821,914)             (894,337)
                                               ----------            ----------
                                               $6,902,808            $5,887,979
                                               ==========            ==========

     See notes to financial statements.

                       BERTHEL GROWTH & INCOME TRUST I

                     STATEMENTS OF OPERATIONS (UNAUDITED)


                                            Three Months Ended
                                    June 30, 1997      June 30, 1996
                                    -------------      -------------

REVENUES:

     Interest income                     $131,019           $106,459
     Commitment fee                           -0-             63,600
     Closing fees                          20,000                -0-
                                          -------            -------
                                          151,019            170,059
                                          -------            -------

EXPENSES:

     Management fees                       46,554             35,854
     Administrative services                9,753              9,912
     Trustee fees                           6,000             22,000
     Data processing                        1,800              2,400
     Auditing and accounting fees          12,005             16,875
     Legal expense                         22,273                -0-
     Other general and administrative
           expenses                         5,669                583
                                          -------            -------
     Total expenses                       104,054             87,624
                                          -------            -------


NET INVESTMENT INCOME AND
     NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS            $46,965            $82,435
                                          =======            =======

NET INVESTMENT INCOME PER
     BENEFICIAL SHARE                       $4.74             $12.53

WEIGHTED AVERAGE SHARES                     9,909              6,577


See notes to financial statements.

                       BERTHEL GROWTH & INCOME TRUST I

                     STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Six Months Ended
                                       June 30, 1997     June 30, 1996
                                       -------------     -------------
REVENUES:

     Interest income                        $235,712          $162,504
     Commitment fee                              -0-            63,600
     Closing fees                             20,000               -0-
     Other Income                                500               -0-
                                            --------          --------
                                             256,212           226,104
                                            --------          --------

   EXPENSES:

     Management fees                          88,027            66,144
     Administrative services                  19,507            19,824
     Trustee fees                             12,000            24,000
     Data processing                           3,600             4,200
     Auditing and accounting fees             16,230            20,250
     Legal expense                            37,113               -0-
     Other general and administrative
        expenses                               7,312             2,205
                                            --------          --------
     Total expenses                          183,789           136,623
                                            --------          --------


     NET INVESTMENT INCOME AND
        NET INCREASE IN NET ASSETS
        RESULTING FROM OPERATIONS            $72,423           $89,481
                                            ========          ========


     NET INVESTMENT INCOME PER
        BENEFICIAL SHARE                       $7.64            $14.72

     WEIGHTED AVERAGE SHARES                   9,476             6,080


See notes to financial statements.

                       BERTHEL GROWTH & INCOME TRUST I

               STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)



                                           SIX MONTHS ENDED                        SIX MONTHS ENDED
                                            JUNE 30, 1997                            JUNE 30, 1996
                                           ----------------                        ----------------
                                       Shares  of                            Shares of
                                       Beneficial                           Beneficial
                                        Interest       Amount                Interest         Amount
                                       ----------    ----------             ----------      ---------
Net investment income                         ---    $   72,423                    ---     $   89,481
                                                     ----------                            ----------
Net increase in assets
resulting from operations                     ---        72,423                                89,481

Proceeds from sales of Shares of
beneficial interest                         1,655     1,655,000                  1,820      1,820,000

Syndication costs incurred                    ---      (232,982)                   ---       (257,135)

Shares of beneficial interest redeemed         (5)       (5,000)                   ---             -0-

Shares subscribed for but not issued          (18)      (18,000)                   ---             -0-

Distributions payable to shareholders         ---      (456,612)                   ---       (295,145)

Net assets at beginning of period           8,891     5,887,979                  5,128      4,242,814
                                       ----------    ----------             ----------     ----------

Net assets at end of period                10,523    $6,902,808                  6,948     $5,600,015
                                       ==========    ==========             ==========     ==========





See notes to financial statements.

                       BERTHEL GROWTH & INCOME TRUST I

                     STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                Six Months Ended     Six Months Ended
                                                                 June 30, 1997        June 30, 1996
                                                                ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net investment income                                                $   72,423           $   89,481
 Adjustments to reconcile net investment loss
  to net cash flows from operating activities:
  Amortization of organizational costs                                       500                  500
  Gain on redemption of unit                                                (500)                  -0-
  Changes in operating assets and liabilities:
   Temporary investment in money market securities                       230,591            1,658,942
   Other assets                                                          (47,275)              (2,682)
   Interest receivable                                                    (1,847)             (21,368)
   Due to affiliate                                                         (469)               8,640
   Accounts payable and accrued expenses                                  18,252                6,944
                                                                      ----------           ----------

   Net cash flows from operating activities                              271,675            1,740,457
                                                                      ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Repayment of note receivable                                            275,304                   -0-
 Investment in:
   Kinseth Hospitality                                                (2,000,000)                  -0-
   VisionComm, Inc.                                                           -0-          (2,180,000)
   Soil Recovery Systems, Inc.                                                -0-          (1,000,000)
                                                                      ----------           ----------
        Net cash flows from investing activities                      (1,724,696)          (3,180,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of shares of beneficial interest                  1,637,000            1,820,000
 Redemption of shares of beneficial interest                              (4,500)                  -0-
 Syndication costs incurred                                             (231,352)            (257,135)
                                                                      ----------           ----------
        Net cash flows from financing activities                       1,401,148            1,562,865
                                                                      ----------           ----------

NET INCREASE (DECREASE) IN CASH                                          (51,873)             123,322

CASH AT BEGINNING OF PERIOD                                               97,025              102,269
                                                                      ----------           ----------

CASH AT END OF PERIOD                                                 $   45,152           $  225,591
                                                                      ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Noncash financing activities:
   Distributions payable to shareholders                              $  456,612           $  295,145


See notes to financial statements.

BERTHEL GROWTH & INCOME TRUST I

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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


NOTE B --  INVESTMENTS
                                                Cost              Valuation
                                               -----------------------------
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


                                             Cost                       Valuation
                                      ----------------------      ------------------------
                                      Trust          SBIC          Trust          SBIC
                                      ----------------------      ------------------------
KINSETH HOSPITALITY COMPANY, INC.
 14% six year note receivable         $1,000,000  $1,000,000      $1,000,000    $1,000,000
 Warrants for 12.5% of the
  outstanding common stock
  of Kinseth at $.01 per share                -0-         -0-             -0-           -0-
                                      ----------------------      ------------------------
 Total                                $1,000,000  $1,000,000      $1,000,000    $1,000,000
                                      ======================      ========================


On April 16, 1997 the Trust - together with its subsidiary, Berthel SBIC, LLC -
invested $2,000,000 in Kinseth Hospitality Company, Inc.   Kinseth is an owner
and operator of hotels and restaurants. In exchange for this investment, Kinseth has issued to each of the Trust and the SBIC a Promissory Note in the amount of $1,000,000 bearing interest at a rate of 14% per annum, paying current interest and no principal during the term, and to be repaid in full in six years; and a Warrant to purchase, for nominal consideration, approximately 12.5% of the outstanding common stock of Kinseth. Repayment of each Promissory
Note is guaranteed by Kinseth Hotel Corporation, an affiliate of Kinseth. The Trust has also obtained from Kinseth the right to "put" the shares obtained by exercise of the Warrant to Kinseth after 6 years, and certain registration rights.

In addition to the investments with VisionComm, Inc., Soil Recovery Services, Inc. and Kinseth Hospitality Company, Inc., the Trust Advisor is pursuing several other investment opportunities. The Trust Advisor's present intent is to locate up to four more potential investments for the Trust and/or the SBIC during the remainder of 1997. There is no assurance that the Trust Advisor will be successful in finding suitable investment candidates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS:


                              Three Months Ended                      Six Months Ended
DESCRIPTION:             June 30, 1997    June 30, 1996        June 30, 1997    June 30, 1996
                         ------------------------------        ------------------------------

Interest income               $131,019         $106,459             $235,712         $162,504
Commitment fee income               -0-          63,600                   -0-          63,600
Management fees                 46,554           35,854               88,027           66,144
Trustee fees                     6,000           22,000               12,000           24,000
Legal                           22,273               -0-              37,113               -0-
Closing fees                    20,000               -0-              20,000               -0-


The Trust underwriting period was completed on June 21, 1997. A total of $10,541,000 was raised. All undistributed cash revenues of the Trust during the underwriting period was paid to Shareholders on July 30, 1997. As of June 30, 1997 10,523 shares were issued and outstanding. A total of 18 shares were subscribed for but not issued until July 1997.


INTEREST INCOME: On April 30, 1996, $2,180,000 of short term money market investments were liquidated to acquire a 14% senior secured note with VisionComm, Inc. ("VCI"). The VCI investment is performing at 14%. On May 31, 1996, $1,000,000 of money market funds were liquidated to acquire a 15% convertible subordinated debenture issued by Soil Recovery Systems, Inc. ("SRS"). As discussed in prior 10-Q and 10-K Reports, the Trust believes SRS is insolvent and will be unable to make payments pursuant to the debenture. On April 16, 1997, the Trust, together with it's newly formed subsidiary, Berthel SBIC, LLC (the "SBIC"), liquidated $2,000,000 of money market funds to invest in Kinseth Hospitality Company, Inc. ("Kinseth"). The formation of the SBIC is discussed in greater detail below. In exchange for its investment, the Trust and the SBIC were each issued by Kinseth, a Promissory Note in the amount of $1,000,000 bearing interest at the rate of 14% per annum and paying current interest and no principal during the term. See Investments for a further discussion of this investment.

                              Three Months Ended                Six Months Ended
                             06/30/97   06/30/96              06/30/97   06/30/96
                            --------------------              -------------------
Money Market                 $ 62,625   $ 41,827              $126,048   $ 97,872
VisionComm                     39,540     51,715                80,810     51,715
Soil Recovery Systems              -0-    12,917                    -0-    12,917
Kinseth                        28,854         -0-               28,854         -0-
                             --------   --------              --------   --------
Total Interest Income        $131,019   $106,459              $235,712   $162,504
                             ========   ========              ========   ========

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):


COMMITMENT FEE INCOME: The Trust received a 2% commitment fee from VCI and SRS in 1996. This amounted to $43,600 from VCI and $20,000 from SRS.

MANAGEMENT FEES: The Trust accrues an annual management fee equal to 2.5% of the total assets of the Trust paid quarterly. The increases over 1996 are attributed to the increase in the assets of the Trust and the SBIC.

TRUSTEE FEES: As compensation for services rendered to the Trust, each independent Trustee is paid $1,000 per month plus $1,000 per Board Meeting attended up to a maximum of $24,000 in meeting fees per year. Each Trustee was paid $7,000 in the quarter ending June 30, 1996 for prior unpaid fees.

LEGAL: The legal expenses incurred are associated with the structuring and monitoring of Trust activities and Trust investments. Additional legal charges were incurred in connection with the SRS bankruptcy and the formation of the SBIC.

CLOSING FEES: The Trust and the SBIC each received $10,000 of fees relating to the Kinseth investment.


FORMATION OF AN SBIC:

The SBIC, a newly formed entity wholly-owned by the Trust within the meaning of
Section 2(a)(43) of the Investment Company Act of 1940, has applied to the Small Business Administration (the "SBA") for a license to operate as a Small Business Investment Company. The Trust has funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program. The Trust Advisor and Independent Trustees will have the same responsibilities in the management of the SBIC as they currently do for the Trust. Since the application was filed, the Kinseth investment has been completed. Other investments by the SBIC may be completed while the application is pending. If an investment has been completed prior to SBIC approval and is subsequently not approved by the SBIC, the Trust will be required to provide additional funds to the SBIC to maintain $5,000,000 of "contributed capital" in order to remain eligible to receive SBA leverage.
The SBIC will attempt to obtain SBA pre-approval for all future investments in order for the capital to qualify for leverage. The Kinseth investment has not been pre-approved and there is a likelihood that additional investments may not be pre-approved by the SBA.

There is no assurance that the Trust will have the additional funds needed if the SBA does not approve the Kinseth investment or other investments.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

LIQUIDITY AND CAPITAL RESOURCES

                                                        Six Months Ended    Six Months Ended
                                                         June 30, 1997        June 30, 1996
-------------------------------------------------------------------------------------------------
Major Cash Source:
 Proceeds from issuance of beneficial shares                  $1,637,000          $1,820,000
 Repayment of note receivable                                    275,304                  -0-
 Liquidation of money market securities                          230,591           1,658,942

Major Cash Use:
 Payments for syndication costs                                 $231,352            $257,135
 Investments                                                   2,000,000           3,180,000
-------------------------------------------------------------------------------------------------

Pending investment in portfolio companies, the Trust has invested $4,762,583 in a money market mutual fund at June 30, 1997.

Distributions payable of $1,041,092 have been accrued as of June 30, 1997. The Trust accrued distributions based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the Final Closing. Since Final Closing, a priority return of 8% simple annual interest computed on a daily basis has been accrued.

The Trust Advisor is not aware of any regulatory issues that may have a material impact on the portfolio companies.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BERTHEL GROWTH & INCOME TRUST I
                                  -------------------------------
                                           (Registrant)


Date  August 13, 1997             /s/ Ronald O. Brendengen
      ---------------             ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer


Date  August 13, 1997             /s/ Daniel P. Wegmann
      ---------------             ----------------------------------------------
                                  Daniel P. Wegmann, Controller