Form 10-Q
period 1997-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 1997-11-14
CIK 937969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM   10 - Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From
                                       to
         -----------------------------    ---------------------------------

                        Commission File Number    33-89506
                                               -------------

                        BERTHEL GROWTH & INCOME TRUST I
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                             52-1915821
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


              100 Second Street SE, Cedar Rapids, Iowa      52401
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)


                                 (319) 365-2506
             ------------------------------------------------------
               Registrant's telephone number, including area code:



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  No
                                                -----   -----


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest -        10,541 shares as of October 31, 1997

                        BERTHEL GROWTH & INCOME TRUST I
                                     INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial statements (unaudited):

         Statements of assets and liabilities - September 30, 1997 and December 31, 1996

         Statements of operations - three months ended September 30, 1997 and September 30, 1996

         Statements of operations - nine months ended September 30, 1997 and September 30, 1996

         Statements of changes in net assets - nine months ended
         September 30, 1997 and September 30, 1996

         Statements of cash flows - nine months ended September 30, 1997 and September 30, 1996

         Notes to the financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations.


PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal proceedings - none
Item 2.  Changes in securities - none
Item 3.  Defaults upon senior securities - none
Item 4.  Submission of matters to a vote of shareholders - none
Item 5.  Other information - none
Item 6.  Exhibits and reports on Form 8-K
         a.      Exhibits - none
         b. No report on Form 8-K was filed for the quarter ended September 30, 1997


SIGNATURES

                        BERTHEL GROWTH & INCOME TRUST I

                STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

                                                  September 30, 1997                December 31, 1996
                                                  ------------------                -----------------
ASSETS

Investments in securities (Note B)                    $2,000,000                        $1,405,000
Cash                                                      22,188                            97,025
Temporary investment in money
    market securities                                  5,478,495                         4,993,174
Interest receivable                                            3                            40,186
Other assets                                              72,411                             7,690
                                                      ----------                        ----------
    Total Assets                                       7,573,097                         6,543,075
                                                      ----------                        ----------

LIABILITIES

Accounts payable and other accrued expenses               13,877                            23,594
Distributions payable to shareholders                    759,748                           584,480
Due to affiliate                                          47,598                            47,022
                                                      ----------                        ----------
    Total Liabilities                                    821,223                           655,096
                                                      ----------                        ----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $640.53 per share
   in 1997 and $662.24 per share in 1996)             $6,751,874                        $5,887,979
                                                      ==========                        ==========

Net assets consist of:
Shares of beneficial interest (25,000 shares
   authorized;  10,541 and 8,891 shares issued
   and outstanding in 1997 and 1996, respectively     $7,530,118                        $6,782,316
    Undistributed net investment loss                   (778,244)                         (894,337)
                                                      ----------                        ----------
                                                      $6,751,874                        $5,887,979
                                                      ==========                        ==========

See notes to financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                   Three Months Ended
                                                   September 30, 1997           September 30, 1996
                                                   ------------------           ------------------
REVENUES:

        Interest income                                 $    153,512                 $    126,373
        Other income                                             100                          -0-
                                                        ------------                 ------------
                                                             153,612                      126,373
                                                        ------------                 ------------
EXPENSES:

        Management fees                                       47,598                       42,681
        Administrative services                               10,755                        9,912
        Trustee fees                                           8,000                        6,000
        Data processing                                        1,800                        1,800
        Auditing and accounting fees                           7,825                        3,375
        Legal expense                                         28,522                       18,891
        Other general and administrative
                 expenses                                      5,442                        2,439
                                                        ------------                 ------------
        Total expenses                                       109,942                       85,098
                                                        ------------                 ------------

Net investment income                                        43,670                        41,275
Unrealized loss on investments                                  -0-                   (1,000,000)
                                                        ------------                 ------------

Net increase (decrease) in net assets
        resulting from operations                       $     43,670                  $ (958,725)
                                                        ============                 ============

Net investment income
        per beneficial share                            $       4.14                 $       5.13

Unrealized loss on investments per share                         -0-                     (124.18)
                                                        ------------                 ------------
                                                        $       4.14                 $   (119.05)
                                                        ============                 ============

Weighted average shares                                       10,541                        8,053

See notes to financial statements.

                       BERTHEL GROWTH & INCOME TRUST I

                     STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                  Nine Months Ended
                                                    September 30, 1997         September 30, 1996
                                                    ---------------------------------------------
REVENUES:

        Interest income                                 $   389,224                   $   288,877
        Commitment fee                                          -0-                        63,600
        Closing fees                                         20,000                           -0-
        Other income                                            600                           -0-
                                                        -----------                  ------------
                                                            409,824                       352,477
                                                        -----------                  ------------
EXPENSES:

        Management fees                                     135,625                       108,825
        Administrative services                              30,262                        29,736
        Trustee fees                                         20,000                        30,000
        Data processing                                       5,400                         6,000
        Auditing and accounting fees                         24,055                        23,625
        Legal expense                                        65,635                        18,891
        Other general and administrative
                 expenses                                    12,754                         4,644
                                                        -----------                  ------------
        Total expenses                                      293,731                      221,721
                                                        -----------                  ------------

Net investment income                                       116,093                       130,756
Unrealized loss on investments                                  -0-                   (1,000,000)
                                                        -----------                  ------------
Net increase (decrease) in net assets
        resulting from operations                       $   116,093                  $  (869,244)
                                                        ===========                  ============

Net investment income
        per beneficial share                            $     11.80                  $      19.41

Unrealized loss on investments per share                        -0-                      (148.41)
                                                        -----------                  ------------
                                                        $     11.80                  $   (129.00)
                                                        ===========                  ============

Weighted average shares                                       9,835                         6,738

See notes to financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

                STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)



                                                        NINE MONTHS ENDED                     NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1997                    SEPTEMBER 30, 1996
                                                    ---------------------------          ----------------------------
                                                     Shares  of                           Shares of
                                                     Beneficial                           Beneficial
                                                     Interest            Amount            Interest            Amount
                                                    -----------     -----------          -----------      -----------
Net investment income                                    ---        $   116,093               ---         $   130,756

Unrealized loss on investments                           ---                -0-               ---         (1,000,000)
                                                                    -----------                           -----------

Net increase (decrease) in assets
     resulting from operations                           ---            116,093               ---           (869,244)

Proceeds from sales of Shares of
     beneficial interest                                  1,655       1,655,000                3,272        3,272,000

Syndication costs incurred                               ---          (233,033)               ---           (461,748)

Shares of beneficial interest redeemed                         (5)      (5,000)               ---                 -0-

Shares subscribed for but not issued                     ---                -0-               ---                 -0-

Distributions                                            ---          (493,897)               ---           (250,000)

Distributions payable to shareholders                    ---          (175,268)               ---           (239,586)

Net assets at beginning of period                         8,891       5,887,979                5,128        4,242,814
                                                    -----------     -----------          -----------      -----------


Net assets at end of period                              10,541     $ 6,751,874                8,400      $ 5,694,236
                                                    ===========     ===========          ===========      ===========




                                            See notes to financial statements.

                        BERTHEL GROWTH & INCOME TRUST I
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Nine Months Ended          Nine Months Ended
                                                            September 30, 1997         September 30, 1996
                                                           -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net investment income (loss)                                   $    116,093               $  (869,244)
   Adjustments to reconcile net investment income (loss)
      to net cash flows from operating activities:
      Unrealized loss on investments                                       -0-                  1,000,000
      Amortization of organizational costs                                 750                        750
      Gain on redemption of unit                                         (500)                        -0-
      Changes in operating assets and liabilities:
         Temporary investment in money market securities             (485,321)                    406,827
         Other assets                                                 (65,471)                    (9,758)
         Interest receivable                                            40,183                    (7,603)
         Due to affiliate                                                  576                     15,467
         Accounts payable and accrued expenses                         (9,717)                     14,545
                                                                  ------------                -----------

         Net cash flows from operating activities                    (403,407)                    550,984
                                                                  ------------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of note receivable                                      1,405,000                        -0-
   Investment in:
      Kinseth Hospitality                                          (2,000,000)                        -0-
      VisionComm, Inc.    -0-                                              -0-                (2,180,000)
      Soil Recovery Systems, Inc.                                          -0-                (1,000,000)
                                                                  ------------                -----------
            Net cash flows from investing activities              (   595,000)                (3,180,000)
                                                                  ------------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                     (493,897)                  (250,000)
   Proceeds from sales of shares of beneficial interest              1,655,000                  3,272,000
   Redemption of shares of beneficial interest                         (4,500)                        -0-
   Syndication costs incurred                                        (233,033)                  (461,748)
                                                                   -----------                -----------
            Net cash flows from financing activities                   923,570                  2,560,252
                                                                   -----------                -----------

NET DECREASE IN CASH                                                  (74,837)                   (68,764)

CASH AT BEGINNING OF PERIOD                                             97,025                    102,269
                                                                  ------------                -----------

CASH AT END OF PERIOD                                             $     22,188                $    33,505
                                                                  ============                ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Noncash financing activities:
      Distributions payable to shareholders                        $   175,268                $    22,431

See notes to financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

NOTE B --  INVESTMENTS

   VISIONCOMM, INC.                                Original Cost            Cost              Valuation
                                                   -----------------------------------------------------
                                                                                      September 30, 1997
                                                                                  -----------------------
      14% five year secured
         note receivable                           $2,180,000           $         -0-       $         -0-
      Warrants for 125,000 shares
         at $5 per share                                  -0-                     -0-                 -0-
                                                   ----------           -------------       -------------
   Total                                           $2,180,000           $         -0-       $         -0-
                                                   ==========           =============       =============

The original investment in VisionComm was $2,180,000 at 14% in April 1996. The Trust received principal repayments of $775,000 in December 1996 and $275,304 in January 1997, and the remaining $1,129,696 in August 1997. The Trust continues to hold warrants to purchase approximately 21.5% of the company.

   KINSETH HOSPITALITY COMPANY, INC.                          Cost                      Valuation
                                                  --------------------------    -------------------------
                                                      Trust           SBIC        Trust            SBIC
                                                  --------------------------    -------------------------
      14% six year note receivable                $1,000,000      $1,000,000    $1,000,000     $1,000,000
      Warrants for 12.5% of the
         outstanding common stock
         of Kinseth at $.01 per share                    -0-             -0-           -0-            -0-
                                                  --------------------------    -------------------------
      Total                                       $1,000,000      $1,000,000    $1,000,000     $1,000,000
                                                  ==========================    =========================

On April 16, 1997 the Trust - together with its subsidiary, Berthel SBIC, LLC -
invested $2,000,000 in Kinseth Hospitality Company, Inc. ("Kinseth").   Kinseth
is an owner and operator of hotels and restaurants. In exchange for this investment, Kinseth has issued to each the Trust and the SBIC a Promissory
Note in the amount of $1,000,000 bearing interest at a rate of 14% per annum, paying current interest and no principal during the term, and to be repaid in full in six years; and a Warrant to purchase, for nominal consideration, approximately 12.5% of the outstanding common stock of Kinseth. Repayment of each Promissory Note is guaranteed by Kinseth Hotel Corporation, an affiliate of Kinseth. The Trust has also obtained from Kinseth the right to "put" the shares obtained by exercise of the Warrant to Kinseth after 6 years, and certain registration rights.

The Trust Advisor is pursuing several other investment opportunities. The Trust Advisor's present intent is to locate several potential investments for the Trust and/or the SBIC during the remainder of 1997. There is no assurance that the Trust Advisor will be successful in finding suitable investment candidates.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS:

                                     Three Months Ended                Nine Months Ended
                                        September 30                     September 30
DESCRIPTION:                        1997             1996            1997              1996
---------------------------------------------------------------------------------------------
Interest income                   $153,512          $126,373        $389,224         $288,877
Commitment fee income                  -0-               -0-             -0-           63,600
Management fees                     47,598            42,681         135,625          108,825
Trustee fees                         8,000             6,000          20,000           30,000
Legal                               28,522            18,891          65,635           18,891
Closing fees                           100               -0-          20,000              -0-

The Trust underwriting period was completed on June 21, 1997. A total of $10,541,000 was raised. All undistributed cash revenues of the Trust during the underwriting period was paid to Shareholders on July 30, 1997. As of September 30, 1997 10,541 shares were issued and outstanding.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

INTEREST INCOME: On April 30, 1996, $2,180,000 of short term money market investments were liquidated to acquire a 14% senior secured note with
VisionComm, Inc. ("VCI").   On May 31, 1996, $1,000,000 of money market funds
were liquidated to acquire a 15% convertible subordinated debenture issued by Soil Recovery Systems, Inc. ("SRS"). As discussed in prior 10-Q and 10-K Reports, the Trust believes SRS is insolvent and will be unable to make payments pursuant to the debenture. On April 16, 1997, the Trust, together with it's newly formed subsidiary, Berthel SBIC, LLC (the "SBIC"), liquidated $2,000,000 of money market funds to invest in Kinseth. The formation of the SBIC is discussed in greater detail below. In exchange for its investment, the Trust and the SBIC were each issued by Kinseth, a Promissory Note in the amount of $1,000,000 bearing interest at the rate of 14% per annum and paying current interest and no principal during the term. See Investments for a further discussion of this investment.

                                      Three Months Ended                Nine Months Ended
                                  09/30/97          09/30/96        09/30/97         09/30/96
                                  --------------------------        -------------------------
      Money Market                $ 60,664          $ 37,975        $186,712         $135,863
      VisionComm                    22,845            76,299         103,655          128,014
      Soil Recovery Systems            -0-            12,099             -0-           25,000
      Kinseth                       70,003               -0-          98,857              -0-
                                  --------          --------        --------         --------

      Total Interest Income       $153,512          $126,373        $389,224         $288,877
                                  ========          ========        ========         ========


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


LIQUIDITY AND CAPITAL RESOURCES

                                                            Nine Months Ended      Nine Months Ended
                                                           September 30, 1997      September 30, 1996
------------------------------------------------------------------------------------------------------
Major Cash Sources:
   Proceeds from issuance of beneficial shares                  $1,655,000             $3,272,000
   Repayment of note receivable                                  1,405,000                    -0-
   Liquidation of money market securities                              -0-                406,827

Major Cash Uses:
   Distributions                                                $  493,897             $  250,000
   Payments for syndication costs                                  233,033                461,748
   Investments                                                   2,000,000              3,180,000
   Purchase of money market securities                             485,321                    -0-

------------------------------------------------------------------------------------------------------


Pending investment in portfolio companies, the Trust has invested $5,478,495 in a bank money market fund at September 30, 1997.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

Distributions payable of $759,748 have been accrued as of September 30, 1997. The Trust accrued distributions based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the Final Closing. Shareholders were paid $493,897 in July 1997 leaving $526,402 remaining to be paid on the 10% underwriting return. Since Final Closing, $233,346 representing a priority return of 8% simple annual interest computed on a daily basis has been accrued.

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




                                  BERTHEL GROWTH & INCOME TRUST I
                                  ---------------------------------------------
                                         (Registrant)


Date  November 11, 1997           Ronald O. Brendengen/s/
     ------------------           ---------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer


Date  November 11, 1997           Daniel P. Wegmann/s/
     ------------------           ---------------------------------------------
                                  Daniel P. Wegmann, Controller