Form 10-K405
period 1997-12-31
BERTHEL GROWTH & INCOME TRUST I
filed 1998-03-25
CIK 937969

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD JANUARY 1, 1997 TO DECEMBER 31, 1997.

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NUMBER 33-89506

                        BERTHEL GROWTH & INCOME TRUST I
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                                   52-1915821
           (State or other jurisdiction of                                    (I.R.S. Employer
           incorporation or organization)                                    Identification No.)
     100 SECOND STREET S.E., CEDAR RAPIDS, IOWA                                     52401
      (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code 319-365-2506

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities pursuant to Section 12(g) of the Act:

                         SHARES OF BENEFICIAL INTEREST
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filings requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 1998, 10,541 Shares of Beneficial Interest were issued and outstanding. Such shares were issued at $1,000 per share.

                            EXHIBIT INDEX AT PAGE 28

================================================================================

                        BERTHEL GROWTH & INCOME TRUST I

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
            PART I
Item 1.     Business....................................................      2
Item 2.     Properties..................................................      2
Item 3.     Legal Proceedings...........................................      3
Item 4.     Submission of Matters to a Vote of Shareholders.............      3
            PART II
            Market for the Registrant's Common Equity and Related
Item 5.     Shareholder Matters.........................................      3
Item 6.     Selected Financial Data.....................................      3
            Management's Discussion and Analysis of Financial Condition
Item 7.     and Results of Operations...................................      4
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk...      7
Item 8.     Financial Statements and Supplementary Data.................      7
            Changes in and Disagreements with Accountants on Accounting
Item 9.     and Financial Disclosure....................................     17
            PART III
Item 10.    Directors and Executive Officers of the Registrant..........     17
Item 11.    Executive Compensation......................................     19
            Security Ownership of Certain Beneficial Owners and
Item 12.    Management..................................................     19
Item 13.    Certain Relationships and Related Transactions..............     19
            PART IV
            Exhibits, Financial Statement Schedules and Reports on Form
Item 14.    8-K.........................................................     20
SIGNATURES..............................................................     21

                                     PART I

ITEM 1. BUSINESS

     Berthel Growth & Income Trust I (the "Trust"), a Delaware business trust that has elected to be treated as a business development company under the Investment Company Act of 1940, was organized on February 10, 1995. The Trust's Registration Statement was declared effective, and the Trust began offering Shares of Beneficial Interest ("shares") effective June 21, 1995. The Trust's underwriting period was completed on June 21, 1997. A total of $10,541,000 was raised. The Trust's principal office is located at 100 Second Street S.E., Cedar Rapids, Iowa 52401. The Trust is a closed-end investment company designed primarily as a long-term investment and not as a trading vehicle.

     Berthel SBIC, LLC (the "SBIC"), an entity wholly-owned by the Trust within the meaning of Section 2(a)(43) of the Investment Company Act of 1940, has applied to the Small Business Administration (the "SBA") for a license to operate as a Small Business Investment Company. The Trust has funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program. The Trust Advisor and Independent Trustees will have the same responsibilities in the management of the SBIC as they currently do for the Trust. The application is in the final stage of the SBA approval process. Since the application was filed, two investments have been completed in the SBIC. Other investments by the SBIC may be completed while the application is pending. If an investment has been completed without SBIC pre-approval and is subsequently not approved by the SBIC, the Trust will be required to provide additional funds to the SBIC to maintain $5,000,000 of "contributed capital" in order to remain eligible to receive SBA leverage. The SBIC will attempt to obtain SBA pre-approval for all future investments in order for the capital to qualify for leverage. There is no assurance that the Trust will have the additional funds needed if the SBA does not approve these investments.

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

     The Trust will terminate upon the liquidation of all of its investments, but no later than June 21, 2007. However, the Independent Trustees have the right to extend the term of the Trust for up to two (2) additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years.

     The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that are in need of capital and that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust directs its investment efforts to small and medium sized companies which, in the view of the Trust Advisor, provides opportunities for significant capital appreciation and prudent diversification of risk. The Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics.

ITEM 2. PROPERTIES

     The Trust does not own or lease any real estate.

ITEM 3. LEGAL PROCEEDINGS

     The Chapter 11 Bankruptcy of Soil Recovery Services, Inc. ("SRS") continued into 1997. In early 1997, because of SRS's failure to generally comply with the requirements of a Chapter 11 bankruptcy, the creditor who originally filed the involuntary Chapter 7 against SRS filed a motion to convert the SRS Chapter 11 back to a Chapter 7 bankruptcy. The motion was granted. In addition, there was a foreclosure sale of all real estate and certain personal property in which the SBA had a first security interest. The lawsuit against SRS, the President of SRS, Southwest Merchants Group, the investment banking firm, which brought SRS to the Trust and the principles of that investment banking firm has remained in the Northern District of Iowa and is in the discovery stage. Interrogatories have been exchanged and depositions of the principals of the investment banking firm are scheduled for April 1998 and it is expected that depositions of the management of the Trust will be taken some time during the first half of 1998 as well. No trial date has been set. It is unknown at this time what, if anything, the Trust will realize from the suit.

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

                                                                        NUMBER OF SHARES OF
                                             NUMBER OF SHAREHOLDERS    BENEFICIAL INTEREST AT
             TITLE OF CLASS                   AT FEBRUARY 28, 1998       FEBRUARY 28, 1998
             --------------                  ----------------------    ----------------------
Shares of Beneficial Interest............             876                       10,541

     The Trust accrued an underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the final closing. Shareholders were paid $250,000 in July 1996 and $493,897 in July 1997, leaving $522,791 of the underwriting return remaining to be paid. Since the final closing, $445,899 representing a priority return of 8% simple annual interest computed on a daily basis through December 31, 1997 has been accrued. Shareholders were paid $153,611 in November 1997, leaving $292,288 remaining to be paid on the 8% priority return. There also remains to be paid $3,610 which represents interest earned by the Trust on the investor's funds held in escrow through the initial closing.

     The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within sixty days of the end of each quarter.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                       FEBRUARY 10, 1995
                                                YEAR ENDED          YEAR ENDED       (DATE OF INCEPTION) TO
                                             DECEMBER 31, 1997   DECEMBER 31, 1996     DECEMBER 31, 1995
                                             -----------------   -----------------   ----------------------
Total assets...............................     $7,461,953          $6,543,075             $4,396,815
Net increase (decrease) in net assets
  resulting from operations................        167,229            (879,654)               (14,683)
Interest income............................        529,792             411,551                 54,566
Management and administrative fees.........        191,438             195,495                 55,155
Unrealized loss on investments.............            -0-           1,000,000                    -0-
Net income (loss) per beneficial share.....          16.70             (122.07)                 (4.64)

     The above selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

                                                                                       FEBRUARY 10, 1995
                                                YEAR ENDED          YEAR ENDED       (DATE OF INCEPTION) TO
                                             DECEMBER 31, 1997   DECEMBER 31, 1996     DECEMBER 31, 1995
                                             -----------------   -----------------   ----------------------
Interest income............................      $529,792           $  411,551              $54,566
Management fees............................       151,422              155,847               30,435
Administrative services....................        40,016               39,648               24,720
Trustee fees...............................        30,000               44,000                8,000
Legal fees.................................        96,692               65,292                  -0-
Unrealized loss on investments.............           -0-            1,000,000                  -0-

     INTEREST INCOME: Below is a summary of the interest income earned by the Trust on its investments:

                                                                                 REVENUE
                                            INVESTMENT   INVESTMENT   -----------------------------
                                              AMOUNT        DATE        1997       1996      1995
                                            ----------   ----------     ----       ----      ----
Money Market..............................                            $251,450   $185,108   $54,566
SRS.......................................  $1,000,000     May-96          -0-     25,000       -0-
VisionComm................................   2,180,000     Apr-96      103,655    201,443       -0-
VisionComm................................     500,000     Dec-97        5,833        -0-       -0-
Kinseth...................................   2,000,000     May-97      168,854        -0-       -0-
                                                                      --------   --------   -------
     Total................................                            $529,792   $411,551   $54,566
                                                                      ========   ========   =======

     Pending investments in enhanced yield investments, the Trust invests idle cash in money market funds or in bank money market accounts. As such, the interest earned on these investments will vary based on the amount and duration of idle cash invested. The interest rate on these investments will vary, but has approximated 5.5%.

     MANAGEMENT FEES: The Trust accrues an annual management fee equal to 2.5% of the total assets of the Trust paid quarterly. The increase of $125,412 from 1995 to 1996 is attributed to the increase in the assets of the Trust. The Trust had, for most of its existence, invested a significant portion of its idle funds in the Fidelity Daily Money Market Money Fund ("Fidelity Fund"). The Staff of the Division of Investment Management of the Securities and Exchange Commission has indicated to the Trust and the Trust Advisor its view that investment by the Trust in the Fidelity Fund, to the extent it exceeded 5% of the Trust's assets, was in violation of Section 12(d)(1) of the Investment Company Act, because, unlike a certificate of deposit, bank money market account, or similar investment, the Fidelity Fund is a registered investment company that charges a management fee. In 1997, the Trust received a $31,491 credit from the Trust Advisor for management fees charged on those assets.

     TRUSTEE FEES: As compensation for services rendered to the Trust, each Independent Trustee is paid $1,000 per month plus $1,000 per Board meeting attended up to a maximum of $24,000 in meeting fees per year. Each Trustee was paid $7,000 in the second quarter of 1996 for prior unpaid fees.

     LEGAL EXPENSE: Legal expenses incurred are associated with the structuring and monitoring of Trust activities and investments. Additional legal charges were incurred in connection with the SRS bankruptcy and formation of the SBIC.

     UNREALIZED LOSS ON INVESTMENTS: As previously reported, the Trust served a Notice of Default and a Notice of Rescission on SRS and commenced litigation against key parties. The last interest payment received by the Trust was in July 1996. SRS filed for Chapter 11 bankruptcy protection on December 12, 1996. The Trust is continuing its avenues of recovery through the bankruptcy court and litigation. The Trust believes it has a strong case, however, at this time it is unable to determine the available assets of the defendants. Accordingly, in 1996, the Trust decided to recognize an unrealized loss of $1,000,000, the cost of the investment.

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

     FORMATION OF AN SBIC: The SBIC, an entity wholly-owned by the Trust within the meaning of Section 2(a)(43) of the Investment Company Act of 1940, has applied to the Small Business Administration (the "SBA") for a license to operate as a Small Business Investment Company. The Trust has funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program. The Trust Advisor and Independent Trustees will have the same responsibilities in the management of the SBIC as they currently do for the Trust. The application is in the final stage of the SBA approval process. Since the application was filed, two investments have been completed. Other investments by the SBIC may be completed while the application is pending. The SBIC will attempt to obtain SBA pre-approval for all future investments. However, the two investments have not been pre-approved and there is a likelihood that additional investments may not be pre-approved by the SBA. There is no guarantee that the two or other investments will be approved by the SBA. If an investment has been completed prior to SBIC approval and is subsequently not approved by the SBIC, the Trust will be required to provide additional funds to the SBIC to maintain $5,000,000 of "contributed capital" in order to remain eligible to receive SBA leverage. There is no assurance that the Trust will have the additional funds needed if the SBA does not approve the two investments or other investments.

     INVESTMENTS: The Trust has invested in four portfolio companies through December 31, 1997. The investments have been made in companies engaged in telecommunications, private cable television business, soil remediation, hotel and restaurant operations and distance based corporate education.

VISION COMM, INC.

                                                                 ORIGINAL     REMAINING
                                                                   COST         COST      VALUATION
                                                                 --------     ---------   ---------
14% five year secured note receivable.......................    $2,180,000    $    -0-    $    -0-
Warrants for 125,000 shares at $5 per share.................           -0-         -0-         -0-
14% one year secured note receivable........................       500,000     500,000     500,000
Warrants for 17,590 shares at $5 per share..................           -0-         -0-         -0-
                                                                ----------    --------    --------
     Total..................................................    $2,680,000    $500,000    $500,000
                                                                ==========    ========    ========

     VisionComm, Inc. ("VisionComm") is primarily engaged in the telecommunications and private cable television business. The original investment of $2,180,000 had a principal repayment of $775,000 in December 1996, $275,304 in January 1997 and $1,129,696 in August 1997. On December 1, 1997, the
Trust invested $500,000 in a 14% secured note receivable due December 1, 1998. The note provides for interest at the rate of 14% per annum. Monthly payments of interest only are due until maturity. At maturity, the final payment will be the entire unpaid principal balance, plus any and all accrued interest. At December 31, 1997, the Trust holds warrants to purchase approximately 24% of the Company.

KINSETH HOSPITALITY COMPANY, INC.

                                                            COST                     VALUATION
                                                  ------------------------    ------------------------
                                                    TRUST          SBIC         TRUST          SBIC
                                                    -----          ----         -----          ----
14% six year note receivable..................    $1,000,000    $1,000,000    $1,000,000    $1,000,000
Warrants for 12.5% of the outstanding common
  stock of Kinseth at $.01 per share..........           -0-           -0-           -0-           -0-
                                                  ----------    ----------    ----------    ----------
     Total....................................    $1,000,000    $1,000,000    $1,000,000    $1,000,000
                                                  ==========    ==========    ==========    ==========

     On April 16, 1997 the Trust, together with its subsidiary, Berthel SBIC, LLC, invested $2,000,000 in Kinseth Hospitality Company, Inc. ("Kinseth"). Kinseth is an owner and operator of hotels and restaurants. In exchange for this investment, Kinseth has issued to each of the Trust and the SBIC a promissory note in the amount of $1,000,000 bearing interest at a rate of 14% per annum, paying current interest and no principal during the term, and to be repaid in full in six years; and a Warrant to purchase, for nominal consideration, approximately 12.5% of the outstanding common stock of Kinseth. Repayment of each promissory note is guaranteed by Kinseth Hotel Corporation, an affiliate of Kinseth. The Trust has also obtained from Kinseth the right to "put" the shares obtained by exercise of the Warrant to Kinseth after 6 years, and certain registration rights.

SOIL RECOVERY SERVICES, INC.

                                                                   COST      VALUATION
                                                                   ----      ---------
Convertible subordinated debenture..........................    $1,000,000     $-0-

     As previously reported, the Trust served a Notice of Default and a Notice of Rescission on SRS and commenced litigation against key parties. The last interest payment received by the Trust was in July 1996. SRS filed for Chapter 11 bankruptcy protection on December 12, 1996. The Trust is continuing its avenues of recovery through the bankruptcy court and litigation. The Trust believes it has a strong case, however, at this time it is unable to determine the available assets of the defendants. Accordingly, at this time, the Trust has decided to recognize an unrealized loss of $1,000,000, the cost of the investment.

LIVEWARE5, INC. ("LIVEWARE5")

                                                                  COST     VALUATION
                                                                  ----     ---------
300,000 shares of common stock and warrants for up to
  600,000 shares of common stock of LIVEware5 at $.01 per
  share.....................................................    $300,000   $300,000

     LIVEware5 is a provider of distance based corporate education via advanced teleconferencing technologies. On December 11, 1997, the Trust's subsidiary, Berthel SBIC, LLC, invested $300,000 in LIVEware5. The SBIC acquired 300,000 shares of common stock of LIVEware5 with detachable warrants exercisable for up to 600,000 shares of common stock.

     YEAR 2000 ISSUE: The Trust recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, payment systems, and others, is ongoing. The Trust does not expect the cost to address the Year 2000 will be material.

     The Trust has determined that the software it utilizes in its operations is compatible with the Year 2000. The Trust has not yet determined whether the Year 2000 issue has been addressed by the portfolio companies in which it has investments. The Trust intends to contact its portfolio companies regarding this issue by the middle of 1998.

LIQUIDITY AND CAPITAL RESOURCES

                                                             YEAR ENDED           YEAR ENDED
                                                          DECEMBER 31, 1997    DECEMBER 31, 1996
                                                          -----------------    -----------------
Major Cash Source:
  Proceeds from issuance of beneficial shares.........       $1,655,000           $3,763,000
  Repayment of note receivable........................        1,405,000              775,000
Major Cash Use:
  Payments for syndication costs......................          233,033              530,488
  Distributions.......................................          647,508              250,000
  Net cash from investing activities..................        1,426,954            2,409,523

     Pending investment in enhanced yield investments, the Trust has invested $4,587,598 in bank money market accounts at December 31, 1997.

     Distributions of $818,689 have been accrued as of December 31, 1997. The Trust will continue to accrue distributions based on 8% simple annual interest computed on a daily basis until the cumulative distributions to each investor from the Trust equals 100% of their original investment plus the priority and underwriting return.

     The Trust Advisor is not aware of any regulatory issues that may have a substantial negative impact on the portfolio companies it is currently researching for possible investment of Trust funds.

     The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and related information as of the years ended December 31, 1997, December 31, 1996 and for the period February 10, 1995 (Date of Inception) to December 31, 1995 are included in Item 8:

    Independent Auditors' Report
     Consolidated Statements of Assets and Liabilities
     Consolidated Statements of Operations
     Consolidated Statements of Changes in Net Assets
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Independent Trustees and Shareholders of
Berthel Growth & Income Trust I

     We have audited the accompanying consolidated statements of assets and liabilities of Berthel Growth & Income Trust I and subsidiary (the "Trust") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in net assets, and cash flows for the years then ended and for the period February 10, 1995 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended and for the period February 10, 1995 (date of inception) to December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, investments in securities and warrants not readily marketable amounting to $2,800,000 as of December 31, 1997 have been valued at fair value, as determined by the Independent Trustees ("Trustees"). We have reviewed the procedures applied by the Trustees in valuing such securities and have inspected underlying documentation and, in the circumstances, we believe that the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Trustees' estimate of fair values may differ significantly from the values that would have been used had a ready market existed for the securities, and the differences could be material.

Deloitte & Touche LLP
February 14, 1998

                        BERTHEL GROWTH & INCOME TRUST I

               CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
                           DECEMBER 31, 1997 AND 1996

                                                                   1997          1996
                                                                   ----          ----
ASSETS:
  Investments in securities (Note 2):
     VisionComm, Inc. ......................................    $  500,000    $1,405,000
     Soil Recovery Services, Inc. ..........................            --            --
     LIVEware5, Inc. .......................................       300,000
     Kinseth Hospitality Company, Inc. .....................     2,000,000
  Cash......................................................        15,047        97,025
  Temporary investment in money market securities...........     4,587,598     4,993,174
  Interest receivable.......................................         5,833        40,186
  Other assets..............................................        53,475         7,690
                                                                ----------    ----------
       Total assets.........................................     7,461,953     6,543,075
                                                                ----------    ----------
LIABILITIES:
  Accounts payable and other accrued expenses...............        36,509        23,594
  Distributions payable to shareholders (Note 5)............       818,689       584,480
  Due to affiliate (Note 3).................................        15,797        47,022
                                                                ----------    ----------
     Total liabilities......................................       870,995       655,096
                                                                ----------    ----------
COMMITMENTS AND CONTINGENCIES
NET ASSETS (equivalent to $625.27 per share in 1997, and
  $662.24 per share in 1996)................................    $6,590,958    $5,887,979
                                                                ==========    ==========
Net assets consist of:
  Shares of beneficial interest, 25,000 shares authorized --
     10,541 and 8,891 shares issued and outstanding in 1997
     and 1996, respectively.................................    $7,318,066    $6,782,316
  Undistributed net investment loss.........................      (727,108)     (894,337)
                                                                ----------    ----------
                                                                $6,590,958    $5,887,979
                                                                ==========    ==========

                See notes to consolidated financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE
       PERIOD FEBRUARY 10, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995

                                                                1997         1996          1995
                                                                ----         ----          ----
REVENUES:
  Interest income.........................................    $529,792    $   411,551    $  54,566
  Closing fees............................................      20,000
  Commitment fees.........................................         833         63,600
  Other income............................................         100
                                                              --------    -----------    ---------
                                                               550,725        475,151       54,566
                                                              --------    -----------    ---------
EXPENSES:
  Management fees (Note 3)................................     151,422        155,847       30,435
  Administrative services.................................      40,016         39,648       24,720
  Trustee fees............................................      30,000         44,000        8,000
  Legal expense...........................................      96,692         65,292
  Other general and administrative expenses...............      65,366         50,018        6,094
                                                              --------    -----------    ---------
          Total expenses..................................     383,496        354,805       69,249
                                                              --------    -----------    ---------
NET INVESTMENT INCOME (LOSS)..............................     167,229        120,346      (14,683)
                                                              --------    -----------    ---------
UNREALIZED LOSS ON INVESTMENTS............................                 (1,000,000)
                                                              --------    -----------    ---------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
  OPERATIONS..............................................    $167,229    $  (879,654)   $ (14,683)
                                                              ========    ===========    =========
INVESTMENT INCOME PER BENEFICIAL SHARE....................     $ 54.99       $  65.94      $ 17.23
EXPENSES PER BENEFICIAL SHARE.............................      (38.29)        (49.24)      (21.87)
                                                              --------    -----------    ---------
NET INVESTMENT INCOME (LOSS) PER BENEFICIAL SHARE.........       16.70          16.70        (4.64)
UNREALIZED LOSS ON INVESTMENTS PER BENEFICIAL SHARE.......                    (138.77)
                                                              --------    -----------    ---------
NET INCOME (LOSS) PER BENEFICIAL SHARE....................     $ 16.70       $(122.07)     $ (4.64)
                                                              ========    ===========    =========
WEIGHTED AVERAGE SHARES...................................      10,013          7,206        3,167
                                                              ========    ===========    =========

                See notes to consolidated financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
           FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE
       PERIOD FEBRUARY 10, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995

                                                              SHARES OF
                                                              BENEFICIAL
                                                               INTEREST      AMOUNT
                                                              ----------     ------
NET ASSETS AT FEBRUARY 10, 1995
  Proceeds from sales of shares of beneficial interest
     (initial capitalization)...............................        10     $    10,000
  Proceeds from sales of shares of beneficial interest......     5,118       5,118,000
  Net investment loss.......................................                   (14,683)
  Syndication costs incurred................................                  (743,716)
  Distributions payable to shareholders.....................                  (126,787)
                                                                ------     -----------
NET ASSETS AT DECEMBER 31, 1995.............................     5,128       4,242,814
  Net investment income.....................................                   120,346
  Unrealized loss on investments............................                (1,000,000)
                                                                ------     -----------
  Net decrease in assets resulting from operations..........                  (879,654)
  Proceeds from sales of shares of beneficial interest......     3,763       3,763,000
  Syndication costs incurred................................                  (530,488)
  Distributions to shareholders.............................                  (250,000)
  Distributions payable to shareholders.....................                  (457,693)
                                                                ------     -----------
NET ASSETS AT DECEMBER 31, 1996.............................     8,891       5,887,979
  Net investment income.....................................                   167,229
  Proceeds from sales of shares of beneficial interest......     1,655       1,655,000
  Shares of beneficial interest redeemed....................        (5)         (4,500)
  Syndication costs incurred................................                  (233,033)
  Distributions to shareholders.............................                  (647,508)
  Distributions payable to shareholders.....................                  (234,209)
                                                                ------     -----------
NET ASSETS AT DECEMBER 31, 1997.............................    10,541     $ 6,590,958
                                                                ======     ===========

                See notes to consolidated financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE
       PERIOD FEBRUARY 10, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995

                                                             1997           1996           1995
                                                             ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net increase (decrease) in net assets...............    $   167,229    $  (879,654)   $   (14,683)
  Adjustments to reconcile net increase (decrease) in
     net assets to net cash flows from operating
     activities:
     Amortization of organizational costs.............          1,000          1,000            833
     Unrealized loss on investments...................                     1,000,000
     Changes in operating assets and liabilities:
       Temporary investment in money market
          securities..................................        405,576       (720,625)    (4,272,549)
       Interest receivable............................         34,353        (22,356)       (17,830)
       Other assets...................................        (14,831)
       Accounts payable and other accrued expenses....         12,915         23,594
       Due to affiliate...............................        (31,225)        19,808         27,214
                                                          -----------    -----------    -----------
          Net cash flows from operating activities....        575,017       (578,233)    (4,277,015)
                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of Kinseth note receivable.................     (2,000,000)
  Issuance of VisionComm, Inc. note receivable........       (500,000)    (2,180,000)
  Repayment of VisionComm, Inc. note receivable.......      1,405,000        775,000
  Investment in LIVEware5, Inc........................       (300,000)
  Investment in Soil Recovery Services, Inc...........                    (1,000,000)
  Payment of SBIC organizational costs................        (31,954)        (4,523)
  Payment of organizational costs.....................                                       (5,000)
                                                          -----------    -----------    -----------
          Net cash flows from investing activities....     (1,426,954)    (2,409,523)        (5,000)
                                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of shares of beneficial
     interest.........................................      1,655,000      3,763,000      5,128,000
  Redemption of shares of beneficial interest.........         (4,500)
  Distribution payments to shareholders...............       (647,508)      (250,000)
  Syndication costs incurred..........................       (233,033)      (530,488)      (743,716)
                                                          -----------    -----------    -----------
          Net cash flows from financing activities....        769,959      2,982,512      4,384,284
                                                          -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH.......................        (81,978)        (5,244)       102,269
CASH AT BEGINNING OF PERIOD...........................         97,025        102,269
                                                          -----------    -----------    -----------
CASH AT END OF PERIOD.................................    $    15,047    $    97,025    $   102,269
                                                          ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Noncash financing activities -- Distributions
     payable to shareholders..........................    $   234,209    $   457,693    $   126,787
                                                          ===========    ===========    ===========

                See notes to consolidated financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE
       PERIOD FEBRUARY 10, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS -- Berthel Growth & Income Trust I (the "Trust") is registered under the Investment Company Act of 1940, as amended, as a nondiversified, closed-end management investment company electing status as a business development company. The Trust was formed on February 10, 1995 under the laws of the State of Delaware and received approval from the Securities and Exchange Commission to begin offering shares of beneficial interest ("Shares") effective June 21, 1995. The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities to be purchased will consist primarily of subordinated debt or preferred stock combined with equity participation in common stock or rights to acquire common stock. The Trust offered a minimum of 1,500 Shares and a maximum of 50,000 Shares at an offering price of $1,000 per Share. The minimum offering of 1,500 Shares sold was reached on August 30, 1995. The offering period expired June 21, 1997.

     The Trust will terminate upon the liquidation of all of its investments, but no later than June 21, 2007. However, the Independent Trustees have the right to extend the term of the Trust for up to two additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years.

     Berthel SBIC, LLC (the "SBIC"), a newly formed entity wholly owned by the Trust within the meaning of Section 2(a)(43) of the Investment Company Act of 1940, has applied to the Small Business Administration ("SBA") for a license to operate as a Small Business Investment Company. The Trust has funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program. The Trust Advisor and Independent Trustees have the same responsibilities in the management of the SBIC as they do for the Trust. Investments by the SBIC may be completed while the application is pending. If an investment has been completed prior to SBIC approval and is subsequently not approved by the SBIC, the Trust will be required to provide additional funds to the SBIC to maintain $5,000,000 of "contributed capital" in order to remain eligible to receive SBA leverage. The SBIC will attempt to obtain SBA pre-approval for all future investments in order for the capital to qualify for leverage. There is no assurance that the Trust will have the additional funds needed if the SBA does not approve SBIC investments.

     Berthel Fisher & Company Planning, Inc. (the "Trust Advisor") is the Trust's investment advisor and manager. TJB Capital Management, Inc. (the "Corporate Trustee") provides certain management services necessary for the conduct of the Trust's business. Shares were offered by Berthel Fisher & Company Financial Services, Inc. (the "Dealer Manager"). Each of these three entities is a wholly or majority owned subsidiary of Berthel Fisher & Company.

     CONSOLIDATION -- The consolidated financial statements include the accounts of the Trust and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES -- The preparation of the Trust's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the valuation of not readily marketable securities by the Trustees.

                        BERTHEL GROWTH & INCOME TRUST I

               YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE
       PERIOD FEBRUARY 10, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995

     TEMPORARY INVESTMENT IN MONEY MARKET SECURITIES -- Pending investment in enhanced yield investments, the Trust has invested in money market securities with National Financial Services Corporation which are reported at market value, which approximates cost.

     SBIC ORGANIZATIONAL COSTS -- Costs of organizing the SBIC have been capitalized and will be amortized over the life of the SBIC upon receiving a license to operate as a Small Business Investment Company.

     INVESTMENTS IN SECURITIES -- In accordance with accounting practices, investments that are not readily marketable are valued at fair value, as determined by the Independent Trustees ("Trustees"). The resulting difference between cost and market is included in the Statements of Operations.

     In determining fair value for securities and warrants not readily marketable, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees, in making their evaluation, have relied on financial data of the portfolio companies provided by the management of the portfolio companies.

     NET INCOME (LOSS) PER BENEFICIAL SHARE -- Net income (loss) per beneficial share is based on the weighted average of shares outstanding.

     RECLASSIFICATIONS -- Certain amounts previously reported have been reclassified to conform to current financial statement presentation.

2. INVESTMENTS

                                                         1997                      1996
                                                -----------------------   -----------------------
                                                   COST      VALUATION       COST      VALUATION
                                                   ----      ---------       ----      ---------
VisionComm, Inc.:
  Note receivable.............................  $  500,000   $  500,000   $1,405,000   $1,405,000
  Warrants for 125,000 shares at $5 per
     share....................................          --           --           --           --
  Warrants for 17,500 at $5 per share.........          --           --
Soil Recovery Services, Inc. -- Convertible
  subordinated debenture......................   1,000,000           --    1,000,000           --
Kinseth Hospitality Company, Inc.:
  Note receivable.............................   2,000,000    2,000,000           --           --
  Warrants for 25% of the outstanding common
     stock at $0.01 per share.................          --           --           --           --
LIVEware5, Inc.:
  300,000 shares of common stock, no par value
     and warrants for 600,000 shares at $0.01
     per share................................     300,000      300,000           --           --
                                                ----------   ----------   ----------   ----------
                                                $3,800,000   $2,800,000   $2,405,000   $1,405,000
                                                ==========   ==========   ==========   ==========

     On April 30, 1996, the Trust made a commitment to invest up to $2,180,000 in VisionComm, Inc. ("VisionComm"), which is primarily engaged in the telecommunications and private cable television business. This investment was in the form of a 14%; five-year secured note with a seven year warrant for

                        BERTHEL GROWTH & INCOME TRUST I

               YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE
       PERIOD FEBRUARY 10, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995

125,000 shares of common stock exercisable until April 20, 2007 at an exercise price of $5 per share. VisionComm repaid 100% of the outstanding balance during 1997.

     On December 1, 1997, the Trust provided an additional $500,000 in financing to VisionComm in the form of a 14% 12-month secured note with warrants. This note is secured by all the private cable assets of the VisionComm. The warrants received have terms equivalent to those received in conjunction with the Trust's previous investment in VisionComm with the exception that all warrants now owned by the Trust provide for the option of a cashless exercise. The warrants received with this round of financing are for 17,500 shares of common stock exercisable until April 20, 2007 at an exercise price of $5 per share.

     The Trust now has the right through this latter warrant and the other warrants it previously owned to purchase approximately 24% of the equity ownership of VisionComm. This right expires on April 30, 2007.

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

     The Trust served a Notice of Default and a Notice of Recession on SRS and commenced litigation against key parties. The last interest payment received by the Trust was in July 1996. SRS filed for Chapter 11 bankruptcy protection on December 12, 1996. The Trust is continuing its avenues of recovery through the bankruptcy court and litigation but for the year ended December 31, 1996, the Trust recognized an unrealized loss of $1,000,000.

     The Trust has invested in a senior secured note issued by Kinseth Hospitality Company, Inc. ("Kinseth"), which is primarily engaged in the hospitality industry. The six year note carries a 14% interest rate with interest only payments with a balloon payment due May 16, 2003. The Trust received a warrant to purchase 25% of Kinseth's common stock for $11.80. The warrant expires at the end of 2001. The warrant shares can be "put" to Kinseth beginning in 2002 at a designated multiple or based on independent valuations. Beginning in 2004, the warrant shares may be called by Kinseth at a designated multiple or based on independent valuations.

     The Trust has invested $300,000 in LIVEware5, Inc. ("LIVEware"). LIVEware is a provider of distance based corporate education via advanced teleconferencing technologies. In exchange for this investment, LIVEware has issued 300,000 shares of common stock, no par value and warrants to purchase 600,000 shares of common stock at $.01 per share. The warrants will cancel upon LIVEware achieving certain levels of revenues and pretax profit beginning in fiscal year 2000. If the warrants do not cancel, the Trust may own up to 900,000 shares of LIVEware, which would represent approximately 17.1% of LIVEware.

3. RELATED PARTY TRANSACTIONS

     The Trust has entered into a management agreement with the Trust Advisor that provides for incentive compensation to the Trust Advisor based on the capital appreciation of the Trust's investments. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the value of the assets of the Trust. The management fee is paid quarterly, in arrears, and is determined by reference to the value of the assets of the Trust as of the first day of that quarter. Management fees incurred during the periods ended December 31, 1997, 1996 and 1995 relating to this agreement aggregated $151,422, $155,847 and $30,435, respectively.

                        BERTHEL GROWTH & INCOME TRUST I

               YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE
       PERIOD FEBRUARY 10, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995

     In addition, the Trust paid the Dealer Manager $40,016, $39,648 and $24,720 during the periods ended December 31, 1997, 1996 and 1995, respectively, for administration of shareholder accounts and other administrative services.

4. SYNDICATION COSTS

     As part of the issuance of Shares, the Trust paid certain fees described below to the Dealer Manager, Trust Advisor and Corporate Trustee. These syndication costs have been treated as a direct reduction of net assets.

     The Trust compensated the Dealer Manager through selling commissions and a wholesale marketing fee in conjunction with the offering of Shares, and reimbursement of due diligence expenses. Selling commissions varied between 7% and 2% of the aggregate purchase price of all Shares sold, depending on the number of Shares purchased by the investor. Selling commissions paid during the periods ended December 31, 1997, 1996 and 1995, aggregated $115,850, $263,410 and $321,300, respectively. The wholesale marketing fee of $41,375, $94,075 and $27,950 is equal to 2.5% of the public offering price of all Shares sold during the periods ended December 31, 1997, 1996 and 1995, respectively. Due diligence expenses totaled $1,333, $3,668, and $27,196 during the periods ended December 31, 1997, 1996, and 1995, respectively.

     The Trust paid organizational and offering expenses paid or incurred by the Trust Advisor in connection with organizing the Trust and offering the Shares. The amount of reimbursement may not exceed 4% of the aggregate purchase price of all Shares sold. During the periods ended December 31, 1997, 1996 and 1995, respectively, these reimbursement costs aggregated $66,200, $150,520 and $204,720. Any organizational and offering expenses (excluding the expenses mentioned above) of the Trust in excess of this amount are paid by the Trust Advisor.

     The Trust paid the Corporate Trustee a fee equal to .5% of the aggregate purchase price of all Shares sold aggregating $8,275, $18,815 and $25,590 during the periods ended December 31, 1997, 1996 and 1995, respectively.

5. DISTRIBUTIONS PAYABLE TO SHAREHOLDERS

     Distributions payable is based on actual interest earned by the Trust on the investors funds held in escrow through the initial closing, plus 10% simple annual interest, computed on a daily basis from the initial closing (August 31, 1995) until June 21, 1997, the Final Closing. Shareholders were paid $493,897 in July 1997 leaving $522,791 remaining to be paid on the 10% underwriting return. Since the final closing, $445,899 representing a priority return of 8% simple annual interest computed on a daily basis through December 31, 1997 has been accrued. Shareholders were paid $153,611 in November 1997, leaving $292,288 remaining to be paid on the 8% priority return. There also remains to be paid $3,610 which represents interest earned by the Trust on the investor's funds held in escrow through the initial closing.

     The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within sixty days of the end of each quarter.

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

     Trustees of the Registrant:

          Corporate Trustee -- TJB Capital Management, Inc. was organized as a Delaware corporation on January 25, 1995 for the purpose of organizing the Trust. The principal office of the Corporate Trustee is located at 1105 N. Market Street, Suite 1300, Wilmington, Delaware, 19801. The Corporate Trustee is an affiliate of the Trust Advisor.

          Henry T. Madden (age 67) -- Mr. Madden is an Independent Trustee of the Trust. He was awarded a B.S.M.E. from the University of Notre Dame in 1951 and an M.B.A. from the University of Pittsburgh in 1966. He began his career as an Industrial Engineer, then Quality Control Manager in Technical Ceramics for 3M Company in Chattanooga, Tennessee. He became Manager of Production Engineering, then Manager for a 1,500 employee, $50 million in sales Allis-Chalmers Plant, manufacturing power and distribution transformers in Pittsburgh, Pennsylvania. In 1966, he became General Plant Manager of the Allis-Chalmers, Cedar Rapids, Iowa Plant manufacturing construction machinery. In 1969, Mr. Madden became Division Manager for Hydraulic Truck Cranes for Harnischfeger Corporation. In 1975 Mr. Madden became President, Harnischfeger GMBH in Dortmund, West Germany, a joint venture with August Thyssen A.G. of West Germany, manufacturing truck cranes, creating a 100 million deutsche mark business. He also served as Managing Director for Harnischfeger International Corporation for Europe, East Europe, and North and West Africa, responsible for all product sales in those areas. In 1981, Mr. Madden became a consultant to and assumed the responsibilities of General Manager of Oak Hill Engineering Inc. in Cedar Rapids, Iowa, manufacturing wire harnesses. In 1983, he started a company, Enertrac Inc., designing, manufacturing and marketing communications systems. Mr. Madden financed Enertrac Inc. through an initial public offering and merged it into another company in 1986. Mr. Madden organized the Institute for Entrepreneurial Management in the University of Iowa College of Business Administration in 1986, advising potential and new entrepreneurs and teaching courses on entrepreneurship in the MBA program. He also teaches courses in Corporate Strategy in the Executive MBA and MBA programs. Mr. Madden has been consulting with developmental stage companies since 1981.

          Henry Royer (age 65) -- Mr. Royer is an Independent Trustee of the Trust. He graduated in 1953 from Colorado College with a B.A. in Money and Banking. From 1950 until 1962, Mr. Royer was employed for four years by Pillsbury Mills and for four years by Peavey Company as a grain merchandiser. From 1962 through 1965 he was employed as Treasurer and served on the Board of Lehigh Sewer Pipe and Tile. Mr. Royer joined First National Bank of Duluth in 1965, where he served in various capacities, including Assistant Cashier, Assistant Vice President, Assistant Manager of the Commercial Loan Department and Senior Vice President in Charge of Loans. When he left the bank in 1983 he was serving as Executive Vice President/Loans. He then joined The Merchants National Bank of Cedar Rapids (currently Firstar Bank Cedar Rapids, N.A.) where he served as Chairman and President until August, 1994. Since September, 1994, Mr. Royer has been the President and Chief Executive Officer of River City Bank, Sacramento, California.

     Executive Officers and Directors of the Trust Advisor:

          Thomas J. Berthel (age 45) -- Mr. Berthel serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as the Chief Executive Officer of Berthel Fisher & Company, the parent company of the Trust Advisor and the Dealer Manager. He has held these positions since 1985. Until June, 1993, Mr. Berthel served as President of the Dealer Manager. From 1993 until the present he has served as Chief Executive Officer and as a Director of the Dealer Manager. Mr. Berthel is also President and a Director of various other subsidiaries of Berthel Fisher & Company that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He serves as the Chairman of the Board of Amana Colonies Golf Course, Inc., and, in November 1995, he was elected to the Board of Directors of Intellicall, Inc., an advanced telecommunications technologies company in Carrollton, Texas. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa
     (1993).

          James D. Thorp (age 38) -- Mr. Thorp is the President and Managing Director of the Trust Advisor. As such he is the person primarily responsible for the day-to-day management of the Trust's portfolio. He was elected as a Director of Berthel Fisher & Company in April, 1994. He serves as Vice President -- Investment Banking of Berthel Fisher & Company Financial Services, Inc., the Dealer Manager, a position he has held since 1993. In this position he is responsible for all the investment banking, corporate finance and due diligence activities of the Dealer Manager. During his tenure in this position he has been responsible for, directed and completed nine private financings for company clients totaling over $20 million. From 1983 to 1992, Mr. Thorp served in various positions and finally as Principal for Allsop Venture Partners II and its affiliates, a private equities investment management concern managing over $105 million in capital invested in over 80 portfolio companies. These companies spanned a myriad of industries and involved many transaction types that covered the spectrum of private equities investing, from seed investments to later stage expansions and turnaround financing to leveraged buyouts. During his tenure at Allsop Venture Partners III he reviewed and analyzed business plans for potential financings of over $1.5 billion, performed due diligence on projects representing potential financings of over $200 million. The funds under management while Mr. Thorp was at Allsop Venture Partners III and its affiliates consistently yielded twice the average internal rate of return generated by similar private equities investment firms. He has served as a director and on the boards of seven portfolio companies and is a past member of the National Venture Capital Association, the National Association of Small Business Investment Companies and the Midwest Regional Association of Small Business Investment Companies. He is a graduate of the Ninth Annual Management Institute of the National Association of Small Business Investment Companies. Mr. Thorp received a Bachelor of Science degree in Business Administration in 1981 from Oklahoma State University. In 1983 he was awarded a Master of Business Administration -- Finance from the Wharton School, University of Pennsylvania.

          Ronald O. Brendengen (age 42) -- Mr. Brendengen is the Chief Operating Officer, Chief Financial Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher & Company, the parent company of the Trust Advisor. He was elected Secretary and Chief Financial Officer in 1994, and Chief Operating Officer in January 1998, of Berthel Fisher & Company. He also serves as Chief Financial Officer, Treasurer and a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa in 1978.

          Leslie D. Smith (age 50) -- Mr. Smith is a Director and the Secretary of the Trust Advisor. In 1994 Mr. Smith was named General Counsel of Berthel Fisher & Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990 Mr. Smith was

     General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. In that capacity, Mr. Smith performed all duties generally associated with the position of General Counsel. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc. in North Sioux City, South Dakota.

ITEM 11. EXECUTIVE COMPENSATION

     Set forth is the information relating to all direct remuneration paid or accrued by the Registrant.

                   (A)                        (B)           (C)            (C1)           (C2)              (D)
                                                                                      SECURITIES OF
                                                                                        PROPERTY
                                                       CASH AND CASH                    INSURANCE       AGGREGATE OF
                                                                                                         CONTINGENT
                                             YEAR     EQUIVALENT FORMS                 BENEFITS OR
                                                                                      REIMBURSEMENT
NAME OF INDIVIDUAL AND CAPACITIES IN         ENDED    OF REMUNERATION      FEES     PERSONAL BENEFITS   OR FORMS OF
WHICH SERVED                                                                                            REMUNERATION
-----------------------------------------    ----            --          --------          --                --
TJB Capital Management, Inc..............    1997            $0          $  8,275          $0                $0
  Corporate Trustee                          1996            $0          $ 18,815          $0                $0
                                             1995(1)         $0          $ 25,590          $0                $0
Henry T. Madden..........................    1997            $0          $ 15,000          $0                $0
  Corporate Trustee                          1996            $0          $ 22,000          $0                $0
                                             1995(1)         $0          $  4,000          $0                $0
Henry Royer..............................    1997            $0          $ 15,000          $0                $0
  Corporate Trustee                          1996            $0          $ 22,000          $0                $0
                                             1995(1)         $0          $  4,000          $0                $0

-------------------------
(1) For the period February 10, 1995 (Date of Inception) to December 31, 1995

     The Trust paid the Trust Advisor $151,422, $155,847 and $30,435 for management fees and $66,200, $150,250 and $204,720 for reimbursement of organizational and offering expenses for the years 1997, 1996 and 1995, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Related party transactions are described in Notes 3 and 4 of Notes to Consolidated Financial Statements. See Item 8.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)1.  Financial Statements
                                                                           PAGE
                                                                           NO.
                                                                            --
             Consolidated Statements of Assets and Liabilities at
             December 31, 1997 and December 31, 1996.....................    9
             Consolidated Statements of Operations for the Years Ended
             December 31, 1997 and 1996, and for the Period February 10,
             1995 (Date of Inception) to December 31, 1995...............   10
             Consolidated Statements of Changes in Net Assets for the
             Years Ended December 31, 1997 and 1996, and for the Period
             February 10, 1995 (Date of Inception) to December 31,
             1995........................................................   11
             Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1997 and 1996, and for the Period February 10,
             1995 (Date of Inception) to December 31, 1995...............   12
             Notes to Consolidated Financial Statements..................   13
         2.  Financial Statement Schedules -- None
        (b)  Reports on Form 8-K
             None
         3.  Exhibits
             3.1  Certificate of Trust
             3.2  Declaration of Trust
             10.1  Management Agreement between the Trust and the Trust
                   Advisor
             10.2  Safekeeping Agreement between the Trust and Firstar
             Bank Cedar Rapids, N.A.
             16.0  Letter re change in certifying accountant

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BERTHEL GROWTH & INCOME TRUST I

                 By: /s/ THOMAS J. BERTHEL                   Date: March 27, 1998
  -------------------------------------------------------
                     Thomas J. Berthel
                  Chief Executive Officer
               (principal executive officer)
        of Berthel Fisher & Company Planning, Inc.,
                       Trust Advisor

               By: /s/ RONALD O. BRENDENGEN                  Date: March 27, 1998
  -------------------------------------------------------
                   Ronald O. Brendengen
                 Chief Operating Officer,
           Chief Financial Officer and Treasurer
               (principal financial officer)
        of Berthel Fisher & Company Planning, Inc.,
                       Trust Advisor

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   /s/ THOMAS J. BERTHEL                     Date: March 27, 1998
-----------------------------------------------------------
                     Thomas J. Berthel
    Chairman and Director of Berthel Fisher & Company,
         Berthel Fisher & Company Planning, Inc.,
                       Trust Advisor

                 /s/ RONALD O. BRENDENGEN                    Date: March 27, 1998
-----------------------------------------------------------
                   Ronald O. Brendengen
   Director of Berthel Fisher & Company Planning, Inc.,
                       Trust Advisor

                    /s/ JAMES D. THORP                       Date: March 27, 1998
-----------------------------------------------------------
                      James D. Thorp
   Director of Berthel Fisher & Company Planning, Inc.,
                       Trust Advisor

                    /s/ LESLIE D. SMITH                      Date: March 27, 1998
-----------------------------------------------------------
                      Leslie D. Smith
   Director of Berthel Fisher & Company Planning, Inc.,
                       Trust Advisor

                      /s/ HENRY ROYER                        Date: March 27, 1998
-----------------------------------------------------------
                        Henry Royer
  Independent Trustee of Berthel Growth & Income Trust I

                   /s/ THOMAS J. BERTHEL                     Date: March 27, 1998
-----------------------------------------------------------
                     Thomas J. Berthel
   Chairman of the Board and Chief Executive Officer of
               TJB Capital Management, Inc.,
        Trustee of Berthel Growth & Income Trust I

                 By: /s/ DANIEL P. WEGMANN                   Date: March 27, 1998
  -------------------------------------------------------
                     Daniel P. Wegmann
                       Controller of
         Berthel Fisher & Company Planning, Inc.,
                       Trust Advisor

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

 3.1       Certificate of Trust(1)
 3.2       Declaration of Trust(2)
10.1       Management Agreement between the Trust and the Trust
           Advisor(3)
10.2       Safekeeping Agreement between the Trust and Firstar Bank
           Cedar Rapids, N.A.(4)
16.0       Letter re change in certifying accountant(5)

-------------------------
(1) Incorporated by reference to the Trust's Registration Statement on Form N-2, filed with the Commission on February 14, 1995 (File No. 33-89605).

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