Form 10-Q
period 1998-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 1998-05-13
CIK 937969

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 33-89506

                        BERTHEL GROWTH & INCOME TRUST I
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)
                                   52-1915821
                                (I.R.S. Employer
                              Identification No.)

                    100 SECOND STREET SE, CEDAR RAPIDS, IOWA
                    (Address of principal executive offices)
                                     52401
                                   (Zip Code)

                                 (319) 365-2506
              Registrant's telephone number, including area code:

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes           No  _

                      Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Shares of Beneficial Interest -- 10,541 shares as of April 30, 1998

================================================================================

                        BERTHEL GROWTH & INCOME TRUST I

                                     INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED):
             CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES -- MARCH 31, 1998 AND DECEMBER 31, 1997
             CONSOLIDATED STATEMENTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
             CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS -- THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
             CONSOLIDATED STATEMENTS OF CASH FLOWS -- THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997 NOTES TO THE FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
Item 1.      Legal proceedings -- none
Item 2.      Changes in securities -- none
Item 3.      Defaults upon senior securities -- none
Item 4.      Submission of matters to a vote of shareholders -- none
Item 5.      Other information -- none
Item 6.      Exhibits and reports on Form 8-K
             a. Exhibits -- none
             b. No report on Form 8-K was filed for the quarter ended March 31,
                1998
Signatures

                        BERTHEL GROWTH & INCOME TRUST I

         CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

                                                                MARCH 31, 1998    DECEMBER 31, 1997
                                                                --------------    -----------------
ASSETS
Investments in securities (Note B)..........................      $2,800,000         $2,800,000
Cash........................................................          15,912             15,047
Temporary investment in money market securities.............       4,493,747          4,587,598
Interest receivable.........................................          29,167              5,833
Other assets................................................          56,302             53,475
                                                                  ----------         ----------
     Total Assets...........................................       7,395,128          7,461,953
                                                                  ----------         ----------
LIABILITIES
Accounts payable and other accrued expenses.................          16,484             36,509
Distributions payable to shareholders.......................         881,883            818,689
Due to affiliate............................................          45,780             15,797
                                                                  ----------         ----------
     Total Liabilities......................................         944,147            870,995
                                                                  ----------         ----------
COMMITMENTS AND CONTINGENCIES
Net Assets (equivalent to $611.99 per share in 1998 and
  $625.27 per share in 1997)................................      $6,450,981         $6,590,958
                                                                  ==========         ==========
Net assets consist of:
  Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding...................      $7,110,135         $7,318,066
  Undistributed net investment loss.........................        (659,154)          (727,108)
                                                                  ----------         ----------
                                                                  $6,450,981         $6,590,958
                                                                  ==========         ==========

                       See notes to financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 1998    MARCH 31, 1997
                                                                --------------    --------------
REVENUES:
  Interest income...........................................       $143,147          $104,693
  Other income..............................................          2,500               500
                                                                   --------          --------
                                                                    145,647           105,193
                                                                   --------          --------
EXPENSES:
  Management fees...........................................         45,780            41,473
  Administrative services...................................          9,754             9,754
  Trustee fees..............................................          8,000             6,000
  Auditing and accounting fees..............................          4,917             4,225
  Legal expense.............................................          4,328            14,840
  Other general and administrative expenses.................          4,914             3,443
                                                                   --------          --------
  Total expenses............................................         77,693            79,735
                                                                   --------          --------
Net investment income and net increase in net assets
  resulting from operations.................................       $ 67,954          $ 25,458
                                                                   ========          ========
Net investment income per beneficial share..................       $   6.45          $   2.82
                                                                   ========          ========
Weighted average shares.....................................         10,541             9,038

                       See notes to financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                          THREE MONTHS ENDED          THREE MONTHS ENDED
                                                            MARCH 31, 1998              MARCH 31, 1997
                                                       ------------------------    ------------------------
                                                       SHARES OF                   SHARES OF
                                                       BENEFICIAL                  BENEFICIAL
                                                        INTEREST       AMOUNT       INTEREST       AMOUNT
                                                       ----------      ------      ----------      ------
Net investment income..............................          --      $   67,954         --       $   25,458
                                                                     ----------                  ----------
Net increase in assets resulting from operations...          --          67,954                      25,458
Proceeds from sales of Shares of beneficial
  interest.........................................          --             -0-        294          294,000
Syndication costs incurred.........................          --             -0-         --          (42,492)
Shares of beneficial interest redeemed.............          --             -0-         (5)          (5,000)
Distributions payable to shareholders..............          --        (207,931)        --         (220,741)
Net assets at beginning of period..................      10,541       6,590,958      8,891        5,887,979
                                                         ------      ----------      -----       ----------
Net assets at end of period........................      10,541      $6,450,981      9,180       $5,939,204
                                                         ======      ==========      =====       ==========

                       See notes to financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                                               MARCH 31, 1998        MARCH 31, 1997
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net investment income..................................        $  67,954             $  25,458
  Adjustments to reconcile net investment loss to net
     cash flows from operating activities:
     Amortization of organizational costs................              250                   250
     Gain on redemption of unit..........................              -0-                  (500)
     Changes in operating assets and liabilities:
       Temporary investment in money market securities...           93,851              (609,409)
       Other assets......................................           (3,077)               (3,168)
       Interest receivable...............................          (23,334)                3,954
       Due to affiliate..................................           29,983                (5,549)
       Accounts payable and accrued expenses.............          (20,025)               (6,253)
                                                                 ---------             ---------
          Net cash flows from operating activities.......          145,602              (595,217)
                                                                 ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of note receivable...........................              -0-               275,304
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution payments to Shareholders..................         (144,737)                  -0-
  Proceeds from sales of shares of beneficial interest...              -0-               294,000
  Redemption of shares of beneficial interest............              -0-                (4,500)
  Syndication costs incurred.............................              -0-               (42,492)
                                                                 ---------             ---------
          Net cash flows from financing activities.......         (144,737)              247,008
                                                                 ---------             ---------
Net Increase (Decrease) in Cash..........................              865               (72,905)
Cash at Beginning of Period..............................           15,047                97,025
                                                                 ---------             ---------
Cash at End of Period....................................        $  15,912             $  24,120
                                                                 =========             =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Noncash financing activities:
     Distributions payable to shareholders...............        $ 207,931             $ 220,741

                       See notes to financial statements.

                        BERTHEL GROWTH & INCOME TRUST I
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

NOTE B -- INVESTMENTS

                                                             COST       VALUATION
                                                             ----       ---------
VisionComm, Inc.:
  Note receivable.....................................    $  500,000    $  500,000
  Warrants for 125,000 shares at $5/share.............           -0-           -0-
  Warrants for 17,590 shares at $5/share..............           -0-           -0-
Soil Recovery Services, Inc.:
  Convertible subordinated debenture..................     1,000,000           -0-
Kinseth Hospitality Company, Inc.:
  Note receivable.....................................     2,000,000     2,000,000
  Warrants for 25% of the outstanding common stock at
     $0.01 per share..................................           -0-           -0-
LIVEware5, Inc.:
  300,000 shares of common stock, no par value and
     warrants for 600,000 shares at $0.01 per share...       300,000       300,000
                                                          ----------    ----------
                                                          $3,800,000    $2,800,000
                                                          ==========    ==========

     On April 30, 1996, the Trust made a commitment to invest up to $2,180,000 in VisionComm, Inc. ("VisionComm"), which is primarily engaged in the telecommunications and private cable television business. This investment was in the form of a 14%; five-year secured note with a seven year warrant for 125,000 shares of common stock exercisable until April 30, 2003 at an exercise price of $5 per share. VisionComm repaid 100% of the outstanding balance during 1997.

     On December 1, 1997, the Trust provided an additional $500,000 in financing to VisionComm in the form of a 14%; 12-month secured note with warrants. This note is secured by all the private cable assets of VisionComm. The warrants received have terms equivalent to those received in conjunction with the Trust's previous investment in VisionComm with the exception that all warrants now owned by the Trust provide for the option of a cashless exercise. The warrants received with this round of financing are for 17,590 shares of common stock exercisable until April 30, 2003 at an exercise price of $5 per share.

     The Trust now has the right through this latter warrant and the other warrants it previously owned to purchase approximately 24% of the equity ownership of VisionComm. This right expires on April 30, 2003.

                        BERTHEL GROWTH & INCOME TRUST I
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

     The Trust has invested in a senior secured note issued by Kinseth Hospitality Company, Inc. ("Kinseth"), which is primarily engaged in the hospitality industry. The six year note carries a 14% interest rate with interest only payments with a balloon payment due May 16, 2003. The Trust received a warrant to purchase 25% of Kinseth's common stock for $11.80. The warrant expires at the end of 2001. The warrant shares can by "put" to Kinseth beginning in 2002 at a designated multiple or based on independent valuations. Beginning in 2004, the warrant shares may be called by Kinseth at a designated multiple or based on independent valuations.

     The Trust has invested $300,000 in LIVEware5, Inc. ("LIVEware"). LIVEware is a provider of distance based corporate education via advanced teleconferencing technologies. In exchange for this investment, LIVEware has issued 300,000 shares of common stock, no par value and warrants to purchase 600,000 shares of common stock at $.01 per share. The warrants will cancel upon LIVEware achieving certain levels of revenues and pretax profit beginning in fiscal year 2000. If the warrants do not cancel, the Trust may own up to 900,000 shares of LIVEware, which would represent approximately 17.1% of of LIVEware.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS:

                                               THREE MONTHS ENDED    THREE MONTHS ENDED
                                                 MARCH 31, 1998        MARCH 31, 1997
                                               ------------------    ------------------
Description:
  Interest income..........................         $143,147              $104,693
  Management fees..........................           45,780                41,473
  Legal expense............................            4,328                14,840

     INTEREST INCOME: Below is a summary of interest income earned by the Trust for three months ended March 31, 1998 and 1997.

                                                              THREE MONTHS ENDED
                                                       --------------------------------
                                                       MARCH 31, 1998    MARCH 31, 1997
                                                       --------------    --------------
Money Market.......................................       $ 55,647          $ 63,423
VisionComm.........................................         17,500            41,270
Kinseth............................................         70,000               -0-
                                                          --------          --------
Total Interest Income..............................       $143,147          $104,693
                                                          ========          ========

     MANAGEMENT FEES: The Trust accrues an annual management fee equal to 2.5% of the total assets of the Trust paid quarterly.

                        BERTHEL GROWTH & INCOME TRUST I
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     LEGAL: Legal expenses incurred are associated with the structuring and monitoring of Trust activities and investments. Additional legal charges were incurred in 1997 in connection with the formation of the Berthel SBIC as discussed below.

     FORMATION OF SBIC: Berthel SBIC, LLC (the "SBIC"), an entity wholly-owned by the Trust within the meaning of Section 2(a)(43) of the Investment Company Act of 1940, has received, from the Small Business Administration (the "SBA"), a license to operate as a Small Business Investment Company. The Trust has funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program. The Trust Advisor and Independent Trustees have the same responsibilities in the management of the SBIC as they do for the Trust. The SBIC will attempt to obtain SBA pre-approval for all investments. There is no guarantee that investments will be approved by the SBA. If an investment has been completed prior to SBIC approval and is subsequently not approved by the SBA, the Trust will be required to provide additional funds to the SBIC to maintain $5,000,000 of "contributed capital" in order to remain eligible to receive SBA leverage. There is no assurance that the Trust will have the additional funds needed if the SBA does not approve investments.

OTHER POTENTIAL PORTFOLIO COMPANIES AND TRUST ACTIVITIES:

     The Trust is working closely with several companies with the intention of completing investments with them in the very near future. There can be no assurance that these deals may be completed.

LIQUIDITY AND CAPITAL RESOURCES

                                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                                               MARCH 31, 1998        MARCH 31, 1997
                                                             ------------------    ------------------
MAJOR CASH SOURCE:
  Proceeds from issuance of beneficial shares............         $    -0-              $294,000
  Repayment of note receivable...........................              -0-               275,304
  Liquidation of money market securities.................           93,851                   -0-
MAJOR CASH USE:
  Payments for syndication costs.........................         $    -0-              $ 42,492
  Investment in money market securities..................              -0-               609,409
  Distribution payments to Shareholders..................          144,736                   -0-

     Pending investment in portfolio companies, the Trust has invested $4,493,747 in bank money accounts at March 31, 1998.

     Distributions payable of $881,883 have been accrued as of March 31, 1998. The Trust will continue to accrue distributions based on 8% simple annual interest computed on a daily basis until the cumulative distributions to each investor from the Trust equals 100% of their original investment plus the priority and underwriting return.

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

                                      BERTHEL GROWTH & INCOME TRUST I
                                      (Registrant)

Date 5-11-98                             /s/ RONALD O. BRENDENGEN
                                 -----------------------------------------
                                   Ronald O. Brendengen, Chief Financial
                                            Officer, Treasurer

Date 5-11-98                               /s/ DANIEL P. WEGMANN
                                 -----------------------------------------
                                       Daniel P. Wegmann, Controller