Form 10-Q
period 1998-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 1998-08-13
CIK 937969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998
                                                   -------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period
         From                   to
              -----------------    -----------------


                         Commission File Number 33-89506


                         BERTHEL GROWTH & INCOME TRUST I
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                             52-1915821
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 100 Second Street SE, Cedar Rapids, Iowa 52401
               (Address of principal executive offices) (Zip Code)

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

Shares of Beneficial Interest -         10,541 shares as of July 24, 1998

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                      PAGE
-------  ---------------------                                                                      ----
Item 1.           Consolidated financial statements (unaudited):

                  Consolidated statements of assets and liabilities -
                  June 30, 1998 and December 31, 1997                                                3

                  Consolidated statements of operations -
                  three months ended June 30, 1998 and June 30, 1997                                 4

                  Consolidated statements of operations -
                  six months ended June 30, 1998 and June 30, 1997                                   5

                  Consolidated statements of changes in net assets -
                  six months ended June 30, 1998 and June 30, 1997                                   6

                  Consolidated statements of cash flows -
                  six months ended June 30, 1998 and June 30, 1997                                   7

                  Notes to the consolidated financial statements                                     8

Item 2.           Management's discussion and analysis of financial condition and
                  results of operations.                                                            10

PART II.   OTHER INFORMATION

Item 1.           Legal proceedings - none

Item 2.           Changes in securities - none

Item 3.           Defaults upon senior securities - none

Item 4.           Submission of matters to a vote of shareholders - none

Item 5.           Other information - none

Item 6.           Exhibits and reports on Form 8-K
                  a.       Exhibits - none
                  b.       No report on Form 8-K was filed for the quarter ended
                           June 30, 1998
SIGNATURES

                         BERTHEL GROWTH & INCOME TRUST I

          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)


                                                          June 30, 1998    December 31, 1997
                                                          -------------    -----------------
ASSETS

Investments in securities (Note B)                        $ 3,400,000         $ 2,800,000
Cash                                                           63,551              15,047
Temporary investment in money
    market securities                                       3,763,451           4,587,598
Interest receivable                                            30,657               5,833
Other assets                                                   55,753              53,475
                                                          -----------         -----------
     Total Assets                                           7,313,412           7,461,953
                                                          -----------         -----------


LIABILITIES

Accounts payable and other accrued expenses                    24,406              36,509
Distributions payable to shareholders                         967,187             818,689
Due to affiliate                                               45,517              15,797
                                                          -----------         -----------
     Total Liabilities                                      1,037,110             870,995
                                                          -----------         -----------


COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $595.42 per share
   in 1998 and $625.27 per share in 1997)                 $ 6,276,302         $ 6,590,958
                                                          ===========         ===========

Net assets consist of:
Shares of beneficial interest (25,000 shares
   authorized;  10,541 shares issued
   and outstanding in 1998 and 1997)                      $ 6,899,893         $ 7,318,066
     Undistributed net investment loss                       (623,591)           (727,108)
                                                          -----------         -----------
                                                          $ 6,276,302         $ 6,590,958
                                                          ===========         ===========

         See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                             Three Months Ended
                                                        June 30, 1998  June 30, 1997
                                                        -------------  -------------
REVENUES:

         Interest income                                  $143,304        $131,019
         Commitment fee                                      2,666             -0-
         Closing fees                                          -0-          20,000
                                                          --------        --------
                                                           145,970         151,019
                                                          --------        --------

EXPENSES:

         Management fees                                    45,517          46,554
         Administrative services                             9,753           9,753
         Trustee fees                                       10,000           6,000
         Data processing                                     1,800           1,800
         Auditing and accounting fees                        9,571          12,005
         Legal expense                                      23,161          22,273
         Other general and administrative
                  expenses                                  10,605           5,669
                                                          --------        --------
         Total expenses                                    110,407         104,054
                                                          --------        --------



NET INVESTMENT INCOME AND
         NET INCREASE IN NET ASSETS
         RESULTING FROM OPERATIONS                        $ 35,563        $ 46,965
                                                          ========        ========


NET INVESTMENT INCOME PER
         BENEFICIAL SHARE                                 $   3.37        $   4.74


WEIGHTED AVERAGE SHARES                                     10,541           9,909

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                             Six Months Ended
                                                       June 30, 1998   June 30, 1997
                                                       -------------   -------------
REVENUES:

         Interest income                                  $286,451        $235,712
         Commitment fee                                      5,166             -0-
         Closing fees                                          -0-          20,000
         Other Income                                          -0-             500
                                                          --------        --------
                                                           291,617         256,212
                                                          --------        --------

EXPENSES:

         Management fees                                    91,297          88,027
         Administrative services                            19,507          19,507
         Trustee fees                                       18,000          12,000
         Data processing                                     3,600           3,600
         Auditing and accounting fees                       14,488          16,230
         Legal expense                                      27,489          37,113
         Other general and administrative
                  expenses                                  13,719           7,312
                                                          --------        --------
         Total expenses                                    188,100         183,789
                                                          --------        --------



NET INVESTMENT INCOME AND
         NET INCREASE IN NET ASSETS
         RESULTING FROM OPERATIONS                        $103,517        $ 72,423
                                                          ========        ========


NET INVESTMENT INCOME PER
         BENEFICIAL SHARE                                 $   9.82        $   7.64


WEIGHTED AVERAGE SHARES                                     10,541           9,476

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I

          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)



                                                          SIX MONTHS ENDED                      SIX MONTHS ENDED
                                                             JUNE 30, 1998                        JUNE 30, 1997
                                                          --------------------                  -----------------


                                                     Shares  of                             Shares of
                                                     Beneficial                             Beneficial
                                                      Interest             Amount            Interest             Amount
                                                     -----------        -----------        -----------         -----------

Net investment income                                       --          $   103,517               --           $    72,423
                                                                        -----------                            -----------

Net increase in assets
resulting from operations                                                   103,517               --                72,423

Proceeds from sales of Shares of
beneficial interest                                         --                  -0-              1,655           1,655,000

Syndication costs incurred                                  --                  -0-               --              (232,982)

Shares of beneficial interest redeemed                      --                  -0-                 (5)             (5,000)

Shares subscribed for but not issued                        --                  -0-                (18)            (18,000)

Distributions payable to shareholders                       --             (418,173)              --              (456,612)

Net assets at beginning of period                         10,541          6,590,958              8,891           5,887,979
                                                     -----------        -----------        -----------         -----------


Net assets at end of period                               10,541        $ 6,276,302             10,523         $ 6,902,808
                                                     ===========        ===========        ===========         ===========




See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended    Six Months Ended
                                                               June 30, 1998      June 30, 1997
                                                               -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net investment income                                        $   103,517         $    72,423
   Adjustments to reconcile net investment income
       to net cash flows from operating activities:
       Amortization of organizational costs                             880                 500
       Gain on redemption of unit                                       -0-                (500)
       Changes in operating assets and liabilities:
         Temporary investment in money market securities            824,147             230,591
         Other assets                                                (3,157)            (47,275)
         Interest receivable                                        (24,824)             (1,847)
         Due to affiliate                                            29,720                (469)
         Accounts payable and accrued expenses                      (12,103)             18,252
                                                                -----------         -----------

         Net cash flows from operating activities                   918,180             271,675
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of note receivable                                         -0-             275,304
   Investment in:
       Kinseth Hospitality                                              -0-          (2,000,000)
       VisionComm, Inc.                                            (200,000)                -0-
       Hicklin Engineering                                         (400,000)                -0-
                                                                -----------         -----------
             Net cash flows from investing activities              (600,000)         (1,724,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution payments to shareholders                           (269,676)                -0-
   Proceeds from sales of shares of beneficial interest                 -0-           1,637,000
   Redemption of shares of beneficial interest                          -0-              (4,500)
   Syndication costs incurred                                           -0-            (231,352)
                                                                -----------         -----------
             Net cash flows from financing activities              (269,676)          1,401,148
                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH                                      48,504             (51,873)

CASH AT BEGINNING OF PERIOD                                          15,047              97,025
                                                                -----------         -----------

CASH AT END OF PERIOD                                           $    63,551         $    45,152
                                                                ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Noncash financing activities:
       Distributions payable to shareholders                        418,173         $   456,612

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

NOTE B -- INVESTMENTS

                                                                       COST           VALUATION
                                                                    ----------        ----------
VisionComm, Inc.:
      Note receivable                                               $  500,000        $  500,000
      Warrants for 125,000 shares at $5/share                              -0-               -0-
      Warrants for 17,590 shares at $5/share                               -0-               -0-
      Note receivable                                                  200,000           200,000
      Warrant for 7,036 shares at $5/share                                 -0-               -0-

Soil Recovery Services, Inc.:
      Convertible subordinated debenture                             1,000,000               -0-

Kinseth Hospitality Company, Inc.:
      Note receivable                                                2,000,000         2,000,000
      Warrants for approximately 25% of the
         outstanding common stock at $0.01 per share                       -0-               -0-

LIVEware5, Inc.:
      300,000 shares of common stock,
          no par value and warrants for
          600,000 shares at $0.01 per share                            300,000           300,000

                                                             COST           VALUATION
                                                          ----------        ----------
Hicklin Engineering, L.C.
      Subordinated note                                      400,000           400,000
      Warrants for 6,867 Units of Membership
          Interest at a nominal price                            -0-               -0-
                                                          ----------        ----------
                                                          $4,400,000        $3,400,000
                                                          ==========        ==========

On April 30, 1996, the Trust made a commitment to invest up to $2,180,000 in VisionComm, Inc. ("VisionComm"), which is primarily engaged in the telecommunications and private cable television business. This investment was in the form of a 14%; five-year secured note with a seven year warrant for 125,000 shares of common stock exercisable until April 20, 2007 at an exercise price of $5 per share. VisionComm repaid 100% of the outstanding balance during 1997.

On December 1, 1997, the Trust provided $500,000 in financing to VisionComm in the form of a 14%; 12-month secured note with warrants. On May 14, 1998, the Trust provided an additional $200,000 in financing to VisionComm in the form of a 14%; 12-month secured note with warrants. The notes are secured by all the private cable assets of VisionComm. The warrants received have terms equivalent to those received in conjunction with the Trust's previous investment in VisionComm with the exception that all warrants now owned by the Trust provide for the option of a cashless exercise. The warrants received with this financing are for 17,590 and 7,036 shares of common stock respectively, exercisable until April 30, 2003 and September 30, 2003 respectively, at an exercise price of $5 per share. The Trust now has the right to purchase approximately 23.4% of the equity ownership of VisionComm.

On May 31, 1996, the Trust invested $1,000,000 in a convertible subordinated debenture issued by Soil Recovery Services, Inc. ("SRS"). The debenture is for a seven year term with an annual interest rate of 15% with no prepayment penalty. Interest only is due the first two years with equal principal payments due at the end of years three through seven. The debenture can be converted at any time at a conversion rate that will provide the Trust with approximately 21.5% of common stock of SRS.

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

On May 14, 1997, the Trust invested in a senior secured note issued by Kinseth Hospitality Company, Inc. ("Kinseth"), which is primarily engaged in the hospitality industry. The six year note carries a 14% interest rate with interest only payments with a balloon payment due May 16, 2003. The Trust received a warrant to purchase 25% of Kinseth's common stock for $11.80. The warrant expires at the end of 2001. The warrant shares can be "put" to Kinseth beginning in 2002 at a designated multiple or based on independent valuations. Beginning in 2004, the warrant shares may be called by Kinseth at a designated multiple or based on independent valuations.

On December 11, 1997, the Trust invested $300,000 in LIVEware5, Inc. ("LIVEware"). LIVEware is a provider of distance based corporate education via advanced teleconferencing technologies. In exchange for this investment, LIVEware has issued 300,000 shares of common stock, no par value and warrants to purchase 600,000 shares of common stock at $.01 per share. The warrants will cancel upon LIVEware achieving certain levels of revenues and pretax profit beginning in fiscal year 2000. If the warrants do not cancel, the Trust may own up to 900,000 shares of LIVEware, which would represent approximately 17.1% of LIVEware.

The Trust has determined to record the carrying value of its investment in LIVEware at cost as of June 30, 1998. As a part of the Trust's ongoing monitoring of its investments, the Trust has decided to perform a more extensive portfolio valuation of it's LIVEware investment. This valuation should be completed within 30 days and if an adjustment is deemed necessary, it will be recorded at that time.

On June 30, 1998, the Trust invested $400,000 in a five year subordinated debenture issued by Hicklin Engineering, L.C. ("Hicklin"). The debenture carries a 10% interest rate with interest only for five years with the principal due at the end of the fifth year. Attached to the note are warrants to purchase 6,867 Units of Membership Interest in Hicklin at a nominal price, exercisable until May 1, 2006. The exercise of these warrants would give the Trust a 6.86% interest in Hicklin.

Hicklin specializes in drive train component test equipment and dynometer systems. Hicklin designs equipment and integrated test systems used to test vehicular drive train components.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

                                               Three Months Ended             Six Months Ended
DESCRIPTION:                            June 30, 1998    June 30, 1997  June 30, 1998    June 30, 1997
                                        ------------------------------  ------------------------------


Interest income                            $143,304        $131,019        $286,451        $235,712
Commitment fee income                         2,666             -0-           5,166             -0-
Management fees                              45,517          46,554          91,297          88,027
Trustee fees                                 10,000           6,000          18,000          12,000
Legal                                        23,161          22,273          27,489          37,113
Closing fees                                    -0-          20,000             -0-          20,000

INTEREST INCOME:   Below is a summary of interest income earned by the Trust.

                                             Three Months Ended               Six Months Ended
                                           06/30/98        06/30/97        06/30/98        06/30/97
                                           ------------------------        ------------------------

Money Market                               $ 52,913        $ 62,625        $108,560        $126,048
VisionComm                                   20,281          39,540          37,781          80,810
Hicklin                                         110             -0-             110             -0-
Kinseth                                      70,000          28,854         140,000          28,854
                                           --------        --------        --------        --------

Total Interest Income                      $143,304        $131,019        $286,451        $235,712
                                           ========        ========        ========        ========


MANAGEMENT FEES: The Trust accrues an annual management fee equal to 2.5% of the assets being managed by the Trust paid quarterly.

LEGAL: Legal expenses are associated with the structuring and monitoring of Trust activities and Trust investments. Additional legal charges were incurred in 1997 in connection with the SRS bankruptcy and the formation of the Berthel SBIC as discussed below. During 1998, the Trust has incurred $13,198 of legal expense associated with the SRS default.

FORMATION OF AN SBIC: Berthel SBIC, LLC (the "SBIC"), an entity wholly-owned by the Trust within the meaning of Section 2(a)(43) of the Investment Company Act of 1940, has received, from the Small Business Administration (the "SBA") for a license to operate as a Small Business Investment Company. The Trust has funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program. The Trust Advisor and Independent Trustees have the same responsibilities in the management of the SBIC as they do for the Trust. The SBIC will attempt to obtain SBA pre-approval for all investments. There is no guarantee that investments will be approved by the SBA. If an investment has been completed prior to SBIC approval and is subsequently not approved by the SBA, the Trust will be required to provide additional funds to the SBIC to maintain $5,000,000 of "contributed capital" in order to remain eligible for SBA leverage. There is no assurance that the Trust will have the additional funds needed if the SBA does not approve investments.

YEAR 2000 ISSUE: The Trust recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed its computer applications and business procedures to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, payment systems, and others, is ongoing. Initial contact with these external entities is expected to be completed by the fourth quarter of 1998. The Trust does not expect the cost to address the Year 2000 will be material.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

The Trust has determined that the software it utilizes in its operations is compatible with the Year 2000. The Trust has not yet fully determined whether the Year 2000 issue has been addressed by all of the portfolio companies in which it has investments. The Trust is in the process of contacting its portfolio companies regarding this issue.


LIQUIDITY AND CAPITAL RESOURCES

                                                        Six Months Ended    Six Months Ended
                                                         June 30, 1998       June 30, 1997
--------------------------------------------------------------------------------------------

Major Cash Source:
   Proceeds from issuance of beneficial shares              $    -0-        $1,637,000
   Repayment of note receivable                                  -0-           275,304
   Liquidation of money market securities                    824,147           230,591

Major Cash Use:
   Payments for syndication costs                           $    -0-        $  231,352
   Investments                                               600,000         2,000,000
   Distribution payments                                     269,676               -0-
--------------------------------------------------------------------------------------------




Pending investment in portfolio companies, the Trust has invested $3,763,451 in bank money markets at June 30, 1998.

Distributions payable of $967,187 have been accrued as of June 30, 1998. The Trust accrued distributions based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the Final Closing. Since Final Closing, a priority return of 8% simple annual interest computed on a daily basis has been accrued.

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




                                 BERTHEL GROWTH & INCOME TRUST I
                                            (Registrant)


Date      August 10, 1998        /s/ Ronald O. Brendengen
     ---------------------       ----------------------------------------------
                                 Ronald O. Brendengen, Chief Financial Officer,
                                 Treasurer


Date      August 10, 1998        /s/ Daniel P. Wegmann
     ---------------------       ----------------------------------------------
                                 Daniel P. Wegmann, Controller