Form 10-Q
period 1998-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 1998-11-12
CIK 937969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998
                                       or
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Transition Period From                    to
                                                          ------------------
      -----------------


                         Commission File Number 33-89506


                         BERTHEL GROWTH & INCOME TRUST I
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                               52-1915821
          --------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

               100 Second Street SE, Cedar Rapids, Iowa    52401
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


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest -     10,541 shares as of October 31, 1998

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

PART I.      FINANCIAL INFORMATION                                       PAGE
             ----------------------
Item 1.      Consolidated financial statements (unaudited):

             Consolidated statements of assets and liabilities -
             September 30, 1998 and December 31, 1997                      3

             Consolidated statements of operations -
             three months ended September 30, 1998 and
             September 30, 1997                                            4

             Consolidated statements of operations -
             nine months ended September 30, 1998 and
             September 30, 1997                                            5

             Consolidated statements of changes in net assets -
             nine months ended September 30, 1998 and
             September 30, 1997                                            6

             Consolidated statements of cash flows -
             nine months ended September 30, 1998 and
             September 30, 1997                                            7

             Notes to the consolidated financial statements                8

Item 2.      Management's discussion and analysis of financial
             condition and results of operations.                         10

PART II.     OTHER INFORMATION
             -----------------

Item 1.      Legal proceedings - none

Item 2.      Changes in securities - none

Item 3.      Defaults upon senior securities - none

Item 4.      Submission of matters to a vote of shareholders - none

Item 5.      Other information - none

Item 6.      Exhibits and reports on Form 8-K
             a.    Exhibits - none
             b. No report on Form 8-K was filed for the quarter ended September 30, 1998

SIGNATURES


                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

                                         September 30, 1998   December 31, 1997
                                         ------------------   -----------------
ASSETS
Investments in securities (Note B)          $5,319,325          $2,800,000
Cash                                            39,031              15,047
Temporary investment in money
  market securities                          3,692,826           4,587,598
Interest receivable                             34,944               5,833
Other assets                                    56,563              53,475
                                            ----------          ----------
     Total Assets                            9,142,689           7,461,953

LIABILITIES

Accounts payable and other
  accrued expenses                              27,500              36,509
Distributions payable to
  shareholders                               1,035,261             818,689
Due to affiliate                                45,507              15,797
                                            ----------          ----------
     Total Liabilities                       1,108,268             870,995


COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to
  $762.21 per share in 1998 and
  $625.27 per share in 1997)                $8,034,421          $6,590,958
                                            ==========          ==========

Net assets consist of:
Shares of beneficial interest
  (25,000 shares authorized;
    10,541 shares issued and
     outstanding in 1998 and
     1997, respectively)                    $6,687,340          $7,318,066
Undistributed net investment gain (loss)     1,347,081            (727,108)
                                            ----------          -----------
                                            $8,034,421          $6,590,958
                                            ==========          ===========


See notes to consolidated financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended
                                      September 30, 1998     September 30, 1997
                                      ------------------     ------------------
REVENUES:

         Interest income                  $   151,494         $   153,512
         Other income                           7,669                 100
         Unrealized gain on
           investments                      1,919,325                 -0-
                                          -----------         -----------
         Total revenues                     2,078,488             153,612
                                          -----------         -----------

EXPENSES:

         Management fees                       45,507              47,598
         Administrative services                9,754              10,755
         Trustee fees                           8,000               8,000
         Data processing                        1,800               1,800
         Auditing and accounting fees           8,900               7,825
         Legal expense                         17,263              28,522
         Other general and
           administrative expenses             16,592               5,442
                                           ----------         -----------
         Total expenses                       107,816             109,942
                                           ----------         -----------



         Net investment income and
         net increase in net assets
         resulting from operations         $1,970,672         $    43,670
                                           ==========         ===========


         Net investment income per
                  beneficial share         $   186.95         $      4.14
                                           ==========         ===========


         Weighted average shares               10,541              10,541


         See notes to consolidated financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Nine Months Ended
                                     September 30, 1998    September 30, 1997
                                     ------------------    ------------------
REVENUES:
Interest income                         $   437,945           $   389,224
Commitment fee                               12,835                   -0-
Closing fee                                     -0-                20,000
Other Income                                    -0-                   600
Unrealized gain on investments             1,919,325                  -0-
                                        ------------          -----------
         Total revenues                    2,370,105              409,824
                                        ------------          -----------

EXPENSES:

Management fees                              136,804              135,625
Administrative services                       29,261               30,262
Trustee fees                                  26,000               20,000
Data processing                                5,400                5,400
Auditing and accounting fees                  23,388               24,055
Legal expense                                 44,752               65,635
Other general and administrative
  expenses                                    30,311               12,754
                                        ------------          -----------
         Total expenses                      295,916              293,731
                                        ------------          -----------


Net investment income and
net increase in net assets
resulting from operations               $  2,074,189          $   116,093
                                        ============          ===========
Net investment income per
beneficial share                        $     196.77          $     11.80
                                        ============          ===========

Weighted average shares                       10,541                9,835


See notes to consolidated financial statements.

                        BERTHEL GROWTH & INCOME TRUST I

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                  (UNAUDITED)


                                        NINE MONTHS ENDED                 NINE MONTHS ENDED
                                        SEPTEMBER 30, 1998                SEPTEMBER 30, 1997
                                        ------------------                ------------------

                                    Shares  of                       Shares of
                                    Beneficial                       Beneficial
                                     Interest         Amount          Interest            Amount
                                     --------         ------          --------            ------
Net increase in assets
resulting from operations                         $2,074,189            ---          $   116,093

Proceeds from sales of Shares of
beneficial interest                     ---              -0-           1,655           1,655,000

Syndication costs incurred              ---              -0-            ---             (233,033)

Shares of beneficial interest
  redeemed                              ---              -0-              (5)             (5,000)

Distributions                           ---        (414,154)            ---             (493,897)

Distributions payable to
  shareholders                          ---        (216,572)            ---             (175,268)

Net assets at beginning
  of period                            10,541      6,590,958           8,891           5,887,979
                                    ---------     ----------       ---------          ----------



Net assets at end of period            10,541     $8,034,421          10,541          $6,751,874
                                    =========     ==========       =========          ==========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Nine Months Ended      Nine Months Ended
                                                            September 30, 1998     September 30, 1997
                                                            ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net investment income                                      $  2,074,189           $   116,093
   Adjustments to reconcile net investment income (loss)
       to net cash flows from operating activities:
       Unrealized gain on investments                           (1,919,325)                  -0-
       Amortization of organizational costs                            750                   750
       Gain on redemption of unit                                      -0-                  (500)
       Changes in operating assets and liabilities:
         Temporary investment in money market securities           894,772              (485,321)
         Other assets                                               (3,838)              (65,471)
         Interest receivable                                       (29,111)               40,183
         Due to affiliate                                           29,710                   576
         Accounts payable and accrued expenses                      (9,009)               (9,717)
                                                              ------------           -----------

         Net cash flows from operating activities                1,038,138              (403,407)
                                                              ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of note receivable                                        -0-             1,405,000
   Investment in:
       Kinseth Hospitality                                             -0-            (2,000,000)
       VisionComm, Inc.                                           (200,000)                  -0-
       Hicklin Engineering                                        (400,000)                  -0-
                                                              ------------          ------------
             Net cash flows from investing activities             (600,000)             (595,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution payments to shareholders                          (414,154)             (493,897)
   Proceeds from sales of shares of beneficial interest                -0-             1,655,000
   Redemption of shares of beneficial interest                         -0-                (4,500)
   Syndication costs incurred                                          -0-              (233,033)
                                                              ------------           -----------
             Net cash flows from financing activities             (414,154)              923,570
                                                              ------------           -----------

NET INCREASE (DECREASE) IN CASH                                     23,984               (74,837)

CASH AT BEGINNING OF PERIOD                                         15,047                97,025
                                                              ------------           -----------

CASH AT END OF PERIOD                                         $     39,031           $    22,188
                                                              ============           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Noncash financing activities:
       Distributions payable to shareholders                  $    216,572           $   175,268

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

NOTE B -- INVESTMENTS

                                                           COST       VALUATION
                                                           ----       ---------
 VisionComm, Inc.:
       Note receivable                                  $  500,000   $  500,000
       Warrants for 742,813 shares at $.8414/share             -0-    1,603,436
       Warrants for 104,529 shares at $.8414/share             -0-      225,636
       Note receivable                                     200,000      200,000
       Warrant for 41,811 shares at $.8414/share               -0-       90,253

 Soil Recovery Services, Inc.:
       Convertible subordinated debenture                1,000,000          -0-

 Kinseth Hospitality Company, Inc.:
       Note receivable                                   2,000,000    2,000,000
       Warrants for approximately 25% of the
          outstanding common stock at $0.01 per share          -0-          -0-

 LIVEware5, Inc.:
       300,000 shares of common stock,
           no par value and warrants for
           600,000 shares at $0.01 per share               300,000      300,000

                                                   COST        VALUATION
                                                   ----        ---------
 Hicklin Engineering, L.C.
       Subordinated note                           400,000        400,000
       Warrants for 6,867 Units of Membership
           Interest at a nominal price                 -0-            -0-
                                                ----------     ----------
                                                $4,400,000     $5,319,325
                                                ==========     ==========

On April 30, 1996, the Trust made a commitment to invest up to $2,180,000 in VisionComm, Inc. ("VisionComm"), which is primarily engaged in the telecommunications and private cable television business. Shares of VisionComm stock mentioned in the following paragraphs have been restated to reflect a
5.9425 to 1 stock split which was effective on July 17, 1998. This investment was in the form of a 14%; five-year secured note with a seven year warrant for 742,813 shares of common stock exercisable until April 20, 2007 at an exercise price of $.8414 per share. VisionComm repaid 100% of the outstanding balance during 1997.

On December 1, 1997, the Trust provided $500,000 in financing to VisionComm in the form of a 14%; 12-month secured note with warrants. On May 14, 1998, the Trust provided an additional $200,000 in financing to VisionComm in the form of a 14%; 12-month secured note with warrants. The notes are secured by all the private cable assets of VisionComm. The warrants received have terms equivalent to those received in conjunction with the Trust's previous investment in VisionComm with the exception that all warrants now owned by the Trust provide for the option of a cashless exercise. The warrants received with this financing are for 104,529 and 41,811 shares of common stock respectively, exercisable until April 30, 2003 and September 30, 2003 respectively, at an exercise price of $.8414 per share. The Trust now has the right to purchase approximately 18.97% of the equity ownership of VisionComm.

As of September 30, 1998, the Trust assigned a value of $2.1586 per warrant held by the Trust as a result of a preferred stock transaction between VisionComm and a third party. This reflects the Trust's recent estimate of value of VisionComm common stock at $3.00 per share less the exercise price. The Trust's valuation reflects discounts for liquidity and dividend preferences between preferred and common stock.

On May 31, 1996, the Trust invested $1,000,000 in a convertible subordinated debenture issued by Soil Recovery Services, Inc. ("SRS"). SRS filed for bankruptcy during the fourth quarter of 1996. The Trust recognized an unrealized loss of $1,000,000 during the fourth quarter of 1996. As of this date, the Trust is continuing its avenues of recovery through litigation against third parties.

On May 14, 1997, the Trust invested in a senior secured note issued by Kinseth Hospitality Company, Inc. ('Kinseth"), which is primarily engaged in the hospitality industry. The six year note carries a 14% interest rate with interest only payments with a balloon payment due May 16, 2003. The Trust received a warrant to purchase 25% of Kinseth's common stock for $11.80. The warrant expires at the end of 2001. The warrant shares can be "put" to Kinseth beginning in

2002 at a designated multiple or based on independent valuations. Beginning in 2004, the warrant shares may be called by Kinseth at a designated multiple or based on independent valuations.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

                                       Three Months Ended         Nine Months Ended
                                          September 30               September 30
                                       1998          1997         1998         1997
                                       ----          ----         ----         ----
 Interest income                  $  151,494    $   153,512    $  437,945   $  389,224
 Unrealized gain on investments    1,919,325            -0-     1,919,325          -0-
 Commitment fee income                   -0-            -0-        12,835          -0-
 Closing fee income                      -0-            -0-           -0-       20,000
 Management fees                      45,507         47,598       136,804      135,625
 Trustee fees                          8,000          8,000        26,000       20,000
 Legal                                17,263         28,522        44,752       65,635


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

INTEREST INCOME:   Below is a summary of interest income earned by the Trust.

                            Three Months Ended         Nine Months Ended
                           09/30/98     09/30/97      09/30/98   09/30/97
                           --------     -------       --------   --------
  Money Market            $ 46,042      $ 60,664     $154,602    $186,712
  VisionComm                25,452        22,845       63,233     103,655
  Hicklin                   10,000           -0-       10,110         -0-
  Kinseth                   70,000        70,003      210,000      98,857
                          --------      --------     --------   ---------
  Total Interest Income   $151,494      $153,512     $437,945    $389,224
                          ========      ========     ========    ========


UNREALIZED GAIN ON INVESTMENTS: As of September 30, 1998, the Trust assigned a value of $2.1586 per warrant held by the Trust as a result of a preferred stock transaction between VisionComm and a third party. This reflects the Trust's recent estimate of value of VisionComm common stock at $3.00 per share less the exercise price. The Trust's valuation reflects discounts for liquidity and dividend preferences between preferred and common stock.

MANAGEMENT FEES: The Trust accrues an annual management fee equal to 2.5% of the assets being managed by the Trust paid quarterly.

LEGAL: Legal expenses are associated with the structuring and monitoring of Trust activities and Trust investments. Additional legal charges were incurred in 1997 in connection with the SRS bankruptcy and the formation of the Berthel SBIC as discussed below. During 1998, the Trust has incurred $28,753 of legal expense associated with the SRS default.

FORMATION OF AN SBIC: Berthel SBIC, LLC (the "SBIC"), an entity wholly-owned by the Trust within the meaning of Section 2(a)(43) of the Investment Company Act of 1940, has received, from the Small Business Administration (the "SBA"), a license to operate as a Small Business Investment Company. The Trust funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program. The Trust Advisor and Independent Trustees have the same responsibilities in the management of the SBIC as they do for the Trust. The SBIC will attempt to obtain SBA pre-approval for all investments. There is no guarantee that investments will be approved by the SBA. If an investment has been completed prior to SBIC approval and is subsequently not approved by the SBA, the Trust will be required to provide additional funds to the SBIC to maintain $5,000,000 of "contributed capital" in order to remain eligible for SBA leverage. There is no assurance that the Trust will have the additional funds needed if the SBA does not approve investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

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

LIQUIDITY AND CAPITAL RESOURCES

                                       Nine Months Ended    Nine Months Ended
                                      September 30, 1998   September 30, 1997
-----------------------------------------------------------------------------
Major Cash Source:
   Proceeds from issuance of
     beneficial shares                  $        -0-           $ 1,655,000
   Repayment of note receivable                  -0-             1,405,000
   Liquidation of money
     market securities                       894,772                   -0-

Major Cash Use:
   Payments for syndication costs       $        -0-           $   233,033
   Investments                               600,000             2,000,000
   Distribution payments                     414,154               493,897
   Purchase of money market securities           -0-               485,321
-----------------------------------------------------------------------------

Pending investment in portfolio companies, the Trust has invested $3,692,826 in bank money markets at September 30, 1998.

Distributions payable of $1,035,261 have been accrued as of September 30, 1998. The Trust accrued distributions based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the Final Closing. Since Final Closing, a priority return of 8% simple annual interest computed on a daily basis has been accrued.

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




                                BERTHEL GROWTH & INCOME TRUST I
                                -------------------------------
                                         (Registrant)


Date  November 10, 1998         Ronald O. Brendengen/s/
                                ----------------------------------------------
                                Ronald O. Brendengen, Chief Financial Officer,
                                Treasurer


Date  November 10, 1998         Daniel P. Wegmann/s/
                                ----------------------------------------------
                                Daniel P. Wegmann, Controller