Form 10-K405
period 1998-12-31
BERTHEL GROWTH & INCOME TRUST I
filed 1999-03-30
CIK 937969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
===============================================================================

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the period January 1, 1998 to December 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period               from to             .
                                        --------------       -------------

                         Commission File Number 33-89506
                                                --------

                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     52-1915821
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                100 Second Street S.E., Cedar Rapids, Iowa 52401
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (319) 365-2506
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Shares of Beneficial Interest
                          -----------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1999, 10,541 Shares of Beneficial Interest were issued and outstanding. Such shares were issued at $1,000 per share.


                            EXHIBIT INDEX AT PAGE 34

                         BERTHEL GROWTH & INCOME TRUST I

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                          PAGE
                                     PART I

Item 1.       Business...................................................    3
Item 2.       Properties.................................................    4
Item 3.       Legal Proceedings..........................................    4
Item 4.       Submission of Matters to a Vote of Shareholders............    4


                                     PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Shareholder Matters............................    5
Item 6.       Selected Financial Data....................................    5
Item 7.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations...........    6
Item 7A.      Quantitative and Qualitative Disclosure About Market Risk..   13
Item 8.       Financial Statements and Supplementary Data................   14
Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................   27


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.........   27
Item 11.      Executive Compensation.....................................   31
Item 12.      Security Ownership of Certain
              Beneficial Owners and Management...........................   32
Item 13.      Certain Relationships and Related Transactions.............   32

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K................................................   32


SIGNATURES...............................................................   33

EXHIBIT INDEX............................................................   34

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

       On May 4, 1998, Berthel SBIC, LLC (the "SBIC"), a wholly owned subsidiary of the Trust within the meaning of Section 2(a)(43) of the Investment Company Act of 1940, received a license to operate as a Small Business Investment Company from the Small Business Administration ("SBA"). The SBIC was formed in 1997. The Trust funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program. The Trust Advisor and Independent Trustees also serve as the Independent Managers of the SBIC. As used hereinafter, with respect to investment activities, the term "Trust" includes investment activities of the SBIC.

       Berthel Fisher & Company Planning, Inc. (the "Trust Advisor") is a corporation organized under the laws of the State of Iowa on March 20, 1989. The principal office of the Trust Advisor is located at 100 Second Street S.E., Cedar Rapids, Iowa 52401. The Trust Advisor is an SEC Registered Investment Advisor organized as a subsidiary of Berthel Fisher & Company ("Berthel Fisher") to serve as a registered investment advisor. All of the voting stock of the Trust Advisor is owned by Berthel Fisher. Berthel Fisher, a financial services holding company, was formed in 1985 as an Iowa corporation to hold the stock of Berthel Fisher & Company Financial Services, Inc. a broker-dealer registered with the National Association of Securities Dealers, Inc. Berthel Fisher & Company Financial Services, Inc. was the ("Dealer Manager") for the Trust's offering of its Shares of Beneficial Interest.

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

       The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that are in need of capital and that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust, through its Trust Advisor, directs its investment efforts to small and medium sized companies which, in the view of the Trust Advisor, provides opportunities for significant capital appreciation and prudent diversification of risk. The

Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics.

ITEM 2.  PROPERTIES

       The Trust does not own or lease any real estate.

ITEM 3.  LEGAL PROCEEDINGS

       In 1996 Soil Recovery Services, Inc. ("SRS"), an investee of the Trust, was forced into involuntary Chapter 7 bankruptcy by another creditor. During 1997, there was a foreclosure sale of all real estate and certain personal property in which the SBA had a first security interest. The Trust's claim in the bankruptcy proceeding was discharged in September 1998. In the fourth quarter of 1996, the Trust filed a lawsuit against SRS, the President of SRS, Southwest Merchants group, the investment banking firm which brought SRS to the Trust and the principles of that investment banking firm in the Northern District of Iowa. This matter is scheduled for trial in April 1999.

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

                             Number of Shareholders      Number of Shares of
                                     at                 Beneficial Interest at
         Title of Class        February 28, 1999           February 28, 1999
-------------------------------------------------------------------------------

         Shares of
           Beneficial Interest      872                         10,541

       The Trust accrued an underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the final closing. Shareholders were paid $250,000 in July 1996 and $493,897 in July 1997, leaving $522,791 of the underwriting return remaining to be paid. There remains to be paid $3,610, which represents interest earned by the Trust on the investor's funds held in escrow through the initial closing. Since the final closing, a priority return at 8% simple interest has been accrued. The earned priority return amounted to $445,899 in 1997 and $843,280 in 1998. Priority return distributions were $153,611 in 1997 and $569,029 in 1998, leaving $292,288 to be distributed as of December 31, 1997 and $566,539 to be distributed as of December 31, 1998.

       The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within sixty days of the end of each quarter.


ITEM 6.  SELECTED FINANCIAL DATA

                          Year Ended December 31             February 10, 1995
                   -------------------------------------    (date of inception)
                       1998         1997         1996      to December 31, 1995
--------------------------------------------------------------------------------
Total assets       $12,381,442  $ 7,461,953  $ 6,543,075        $ 4,396,815
Net increase
  (decrease) in
  net assets
  resulting from
  operations         5,444,032      167,229     (879,654)           (14,683)
Interest income        584,555      529,792      411,551             54,566
Management and
  administrative
  fees                 233,836      191,438      195,495             55,155
Unrealized gain
  (loss) on
  investments        5,255,928          -0-   (1,000,000)               -0-
Net income (loss)
  per beneficial
  share                 516.46        16.70      (122.07)            (4.64)

       The above selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

                                                            Year Ended                            February 10, 1995
                                    ----------------------------------------------------------- (date of inception) to
                                    December 31, 1998    December 31, 1997    December 31, 1996    December 31, 1995
----------------------------------------------------------------------------------------------------------------------
     Interest income                  $   584,555          $  529,792          $  411,551            $   54,566
     Management fees                      194,820             151,422             155,847                30,435
     Administrative services               39,016              40,016              39,648                24,720
     Trustee fees                          36,000              30,000              44,000                 8,000
     Legal fees                            71,144              96,692              65,292                   -0-
     Unrealized gain (loss)
               on investments           5,255,928                 -0-          (1,000,000)                  -0-


INTEREST INCOME: Below is a summary of the interest income earned by the Trust on its investments:

                                                           PERIODS ENDING DECEMBER 31
                         INVESTMENT   INVESTMENT   -------------------------------------------
                           AMOUNT        DATE         1998        1997         1996      1995
----------------------------------------------------------------------------------------------
       Money Market                                $ 196,712   $ 251,450   $ 185,108  $ 54,566
       SRS               1,000,000      May-96           -0-         -0-      25,000       -0-
       VisionComm        2,180,000      Apr-96           -0-     103,655     201,443       -0-
       VisionComm          500,000      Dec-97        70,000       5,833         -0-       -0-
       Kinseth           2,000,000      May-97       280,000     168,854         -0-       -0-
       VisionComm          200,000      May-98        17,733         -0-         -0-       -0-
       Hicklin             400,000      Jun-98        20,110         -0-         -0-       -0-
                                                   ---------   ---------   ---------  --------
                                                   $ 584,555   $ 529,792   $ 411,551  $ 54,566
                                                   =========   =========   =========  ========


Pending investments in enhanced yield investments, the Trust invests idle cash in money market funds or in bank money market accounts. As such, the interest earned on these investments will vary based on the amount and duration of idle cash invested. The interest rate on these investments will vary, depending upon the level of interest rates achieved by the underlying money market accounts.

MANAGEMENT FEES: The Trust accrues an annual management fee equal to 2.5% of the total assets of the Trust paid quarterly. Changes in management fees from year to year are directly related to changes in the value of assets in the Trust. Prior to September 1997, the Trust invested a significant portion of its idle funds in the Fidelity Daily Money Market Money Fund ("Fidelity Fund"). The Staff of the Division of Investment Management of the Securities and Exchange Commission has indicated to the Trust and the Trust Advisor its view that investment by the Trust in the Fidelity Fund, to the extent it exceeded 5% of the Trust's assets, was in violation of Section 12(d)(1) of the Investment Company Act, because, unlike a certificate of deposit, bank money market account, or similar investment, the Fidelity Fund is a registered investment company that charges a management fee. In 1997, the Trust received a $31,491 credit from the Trust Advisor for management fees charged on those assets.

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

UNREALIZED GAIN (LOSS) ON INVESTMENTS: As of December 31, 1998, the Trust assigned a value of $3.1586 per VisionComm warrant held by the Trust. Warrants to purchase 889,153 shares of VisionComm common stock were acquired in connection with preferred stock and promissory note financings in 1996, 1997 and 1998. This valuation reflects the Trust's valuation of VisionComm stock at $4.00 as of December 31, 1998 less the exercise price of $.8414 per common share. The valuation resulted in an unrealized gain of $2,808,478 during 1998.

A value of $2,750,000 was assigned to warrants issued by Kinseth Hospitality Company ("Kinseth"), which provide for purchase of 25% of Kinseth's common stock for $11.80. The warrants were acquired in connection with a 1997 note financing. The valuation resulted in an unrealized gain equal to the valuation.

An unrealized loss of $297,750 was recorded as of December 31, 1998, to reflect the valuation of LiveWare5 common stock as of December 31, 1998.

As previously reported, the Trust served a Notice of Default and a Notice of Rescission on SRS and commenced litigation against key parties during 1996. The last interest payment received by the Trust was in July 1996. SRS filed for Chapter 11 bankruptcy and the Trust's claim has been discharged. The Trust is continuing its avenues of recovery through litigation. Accordingly, in 1996, the Trust recognized an unrealized loss of $1,000,000, the cost of the investment.

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

FORMATION OF AN SBIC: On May 4, 1998, Berthel SBIC, LLC (the "SBIC"), a wholly owned subsidiary of the Trust within the meaning of Section 2(a)(43) of the Investment Company Act of 1940, received a license to operate as a Small Business Investment Company from the Small Business Administration ("SBA"). The SBIC was formed in 1997. The Trust funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program.

INVESTMENTS: The Trust has invested in six portfolio companies through December 31, 1998. The investments have been made in companies engaged in telecommunications, private cable television business, soil remediation, hotel and restaurant operations and distance based corporate education, vehicular drive system testing, and internet related technology services.

VISIONCOMM, INC.

                                        December 31, 1998            December 31, 1997
                                    Original Cost   Valuation    Original Cost  Valuation
                                    -------------   ---------    -------------  ---------

     Notes receivable                $  700,000    $  700,000     $  500,000   $  500,000
     Warrants for 742,813 shares
          at $.8414 per share                --     2,346,249              --          --
     Warrants for 104,529 shares
          at $.8414 per share                --       330,165              --          --
     Warrants for 41,811 shares
          at $84.14 per share                --       132,064              --          --
                                     ----------    ----------     -----------  ----------
                                     $  700,000    $3,508,478     $   500,000  $  500,000
                                     ==========    ==========     ===========  ==========


VisionComm, Inc. ("VisionComm") is primarily engaged in the telecommunications and private cable television business. The shares of VisionComm common stock referred to in the table have been restated to reflect a 5.9425 to 1 stock split which was effective July 17, 1998. On April 30, 1996, the Trust received a warrant for 742,813 shares of VisionComm common stock exercisable until April 20, 2007, at an exercise price of $.8414 per share. The warrants were received in conjunction with a $2,180,000 note that was repaid in 1996 ($775,000) and 1997 ($1,405,000).

On December 1, 1997 and May 14, 1998, the Trust provided $500,000 and $200,000, respectively, in financing to VisionComm in the form of a 14% 12-month secured note with warrants. Effective December 1, 1998, the terms of the $500,000 note receivable were extended due to VisionComm's negotiations for long-term financing arrangements. This note will become due on May 1, 1999. These notes are secured by substantially all the private cable assets of VisionComm. The warrants entitle the Trust to purchase 104,529 and 41,811 shares of common stock, respectively, at an exercise price of $.8414 per share, exercisable until April 30, 2003 and September 30, 2003, respectively. The warrants received have terms equivalent to those received in conjunction with the Trust's previous investment in VisionComm with the exception that all warrants now owned by the Trust provide for the option of a cashless exercise. The Trust now has the right through this latter warrant and the other warrants it previously owned to purchase approximately 19% of the equity ownership of VisionComm. The Trust, upon the occurrence of certain conditions, may "put" the warrant shares to VisionComm, beginning after May 15, 2003. The valuation of VisionComm warrants at December 31, 1998 is based on a recent preferred stock market transaction as adjusted to reflect the differences between preferred and common stock.

KINSETH HOSPITALITY COMPANY, INC.

                                        December 31, 1998            December 31, 1997
                                    Original Cost   Valuation    Original Cost  Valuation
                                    -------------   ---------    -------------  ---------
     Note receivable                 $2,000,000    $2,000,000     $2,000,000   $2,000,000
       Warrants for 25% of the
         outstanding common stock
         of Kinseth at $.01
           per share                        -0-     2,750,000            -0-          -0-
                                     ----------    ----------     ----------   ----------
                                     $2,000,000    $4,750,000     $2,000,000   $2,000,000
                                     ==========    ==========     ==========   ==========


       On April 16, 1997, the Trust invested in a senior secured note issued by Kinseth Hospitality Company, Inc. ("Kinseth"), which is primarily engaged in the hospitality industry. The six year note carries a 14% interest rate with interest only payments with a balloon payment due May 16, 2003. The Trust received a warrant to purchase 25% of Kinseth's common stock for $11.80. The warrant expires during 2002. Beginning in 2004, the common shares may be called by Kinseth at a designated multiple or based on independent valuations. The Trust can "put" the common shares to Kinseth beginning May 1, 2003 if the common stock is not listed on a national exchange or NASDAQ, or prior to May 1, 2003, if other certain conditions are met, at a price based on fair market value less certain specified provisions. The valuation of Kinseth warrants at December 31, 1998 reflects improved operating results and expanded operations.

SOIL RECOVERY SERVICES, INC.

                                        December 31, 1998            December 31, 1997
                                    Original Cost   Valuation   Original Cost  Valuation
                                    -------------   ---------   -------------  ---------

       Convertible subordinated
         debenture                   $1,000,000    $      -0-     $1,000,000   $      -0-
                                     ==========    ==========     ==========   ==========


         In 1996, the Trust invested $1,000,000 in a convertible subordinated debenture issued by Soil Recovery Services, Inc. ("SRS"). During 1996, SRS was forced into involuntary Chapter 7 bankruptcy by another creditor. During 1997, there was a foreclosure sale of all real estate and certain personal property in which the SBA has a first security interest. The Trust's claim in the bankruptcy proceeding was discharged in September 1998. In the fourth quarter of 1996, the Trust filed a lawsuit against SRS, the President of SRS, Southwest Merchants group, the investment banking firm which brought SRS to the Trust and the principles of that investment banking firm in the Northern District of Iowa. This matter is scheduled for trial in April 1999.

LIVEWARE5, INC.

                                        December 31, 1998            December 31, 1997
                                    Original Cost   Valuation   Original Cost  Valuation
                                    -------------   ---------   -------------  ---------
       300,000 shares of common
         stock and warrants for
         up to 600,000 shares of
         common stock of LIVEware5
         at $.01 per share           $  300,000    $    2,250     $  300,000   $  300,000
                                     ==========    ==========     ==========   ==========

       LIVEware5, Inc. ("LIVEware") is a provider of distance based corporate education via advanced teleconferencing technologies. On December 11, 1997, the Trust invested $300,000 in LIVEware in exchange for 300,000 shares of no par value common stock, representing approximately 12% of outstanding LIVEware common stock and warrants to purchase 600,000 shares of common stock at $.01 per share. The warrants will cancel upon LIVEware achieving certain levels of revenues and pretax profit beginning in fiscal year 2000. If the warrants do not cancel, the Trust may own up to 900,000 shares of LIVEware, which would represent approximately 18% and 17% of LIVEware as of December 31, 1998 and 1997, respectively. Subject to certain restrictions, the Trust can "put" the common stock and warrants to LIVEware beginning December 11, 2003 at the greater of a designated multiple or fair market value. The valuation of warrants at December 31, 1998 is based on recent market transactions.

HICKLIN ENGINEERING, L.C.

                                        December 31, 1998            December 31, 1997
                                    Original Cost   Valuation   Original Cost  Valuation
                                    -------------   ---------   -------------  ---------
       Subordinated note             $  400,000    $  400,000     $      -0-   $      -0-
                                     ==========    ==========     ==========   ==========


       Hicklin Engineering, L.C. ("Hicklin") specializes in manufacturing drive train component test equipment and dynometer systems. Hicklin designs equipment and integrated test systems used to test vehicular drive train components. On June 30, 1998, the Trust invested $400,000 in a Hicklin secured 10% subordinated note due June 30, 2003, and a warrant to purchase 6,857 units of membership interest at an exercise price of $.01. The note is collateralized by substantially all the assets of Hicklin. The warrant expires on May 1, 2006. The exercise of these warrants would give the Trust a 6.86% membership interest in Hicklin. The Trust can "put" the warrant shares to Hicklin beginning June 30, 2003 at a designated multiple or based on independent valuations. As of December 31, 1998 the Trust had a verbal commitment to invest an additional $150,000 in Hicklin, but Hicklin withdrew its request after December 31, 1998.

OBJECTSPACE, INC.

                                        December 31, 1998            December 31, 1997
                                    Original Cost   Valuation   Original Cost  Valuation
                                    -------------   ---------   -------------  ---------
       108,108 shares of Series B
         Convertible preferred stock $  404,800    $  400,000     $      -0-   $      -0-
                                     ==========    ==========     ==========   ==========


       ObjectSpace, Inc. provides information technology services to Fortune 500 companies, assisting its clients in realizing the full potential of Java for enterprise-level systems. On December 30, 1998, the Trust invested $404,800 in 108,108 shares of ObjectSpace Series B Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock is subordinated to the claims of other secured creditors and may be converted into common shares at any time at a price equal to $3.70 divided by the conversion rate in effect on the date of conversion. The initial conversion rate was $3.70 per share. Subject to other investor rights, the Trust can "put" the Preferred Stock to ObjectSpace beginning January 1, 2003 at a price equal to the greater of fair market value or the per share sales price, payable over three years earning interest at prime interest rate.

INVESTMENTS SUBSEQUENT TO DECEMBER 31, 1998: On February 5, 1999, the Trust invested $100,000 in LIVEware in exchange for 13,333,333 shares of common stock. In addition, certain terms of the original investment agreement dated December 11, 1997, were amended. As a result, the Trust owns approximately 32% of the outstanding shares of common stock of LIVEware.

During February, 1999, the Trust invested $700,000 in 11% subordinated debentures due March 1, 2004, of Easy Systems, Inc. ("Easy Systems"). Interest payments are not scheduled to begin until March 2000. In addition, the Trust received a warrant to purchase 290,060 shares of Easy Systems' common stock at an exercise price of $2.95 per share. The warrant expires on the earlier of February, 2009, or upon the occurrence of a certain specified event. The Trust also received the right to "put" the shares to Easy Systems upon the occurrence of certain conditions, at fair market value.

YEAR 2000 ISSUE: The Trust recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The Trust has determined that the software it uses in its operations is compatible with the Year 2000. The cost of making software compatible with the Year 2000 has been included in the costs of software billed to the Trust Advisor and is not believed to be material. There are no non-information technology processes that the Trust has identified which would affect the Trust's operations. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, and others, is ongoing. At the present the Trust Advisor does not contemplate any specific charges will be incurred for this assessment, but if separate charges are identified they will be billed to the Trust as incurred. The amount of such expenditures is not expected to be significant. The Trust does not expect the Year 2000 impact of external relationships will have a material adverse impact on the Trust. But, in a worst case scenario, the Trust expects a Year 2000 related event might delay the processing of cash flows by up to 90 days, but that recovery from the event would not be beyond the Trust's normal capabilities.

The Trust is assessing the impact of the Year 2000 issue on information technology and non-information technology systems used by investee companies. No investee company is contractually obligated to become Year 2000 compliant or to disclose their capabilities to the Trust. However, all investee companies have been contacted and the Trust plans to complete an assessment of their Year 2000 readiness by April 30, 1999. As of the date of this report, the Trust has been informed that VisionComm expects to be fully compliant by June 1999, and has implemented an assessment and remedial process to encompass external relationships.

At this time the Trust is unable to determine if the Year 2000 issue now jeopardizes any of its investments. In a worst case scenario any investee company could experience significant disruptions to cash flows and business processes that would lead to a decrease in the valuation of securities issued.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Reclassification of financial statements for earlier periods provided for comparative purposes is not required. The Trust has not completed its assessment of the impact of the adoption of SFAS No. 133 on the financial statements.

The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 requires the expensing of start-up activities and organization costs as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Trust will adopt the SOP in 1999 which will require SBIC organization costs of $33,818 to be written off and reported as a cumulative effect of a change in accounting principle.


LIQUIDITY AND CAPITAL RESOURCES:            Years Ending December 31
--------------------------------    ---------------------------------------
                                        1998          1997           1996
----------------------------------------------------------------------------
Major Cash Source:
     Proceeds from issuance of
      beneficial shares              $      -0-    $1,655,000     $3,763,000
     Repayment of note receivable           -0-     1,405,000        775,000
Major Cash Use:
     Payments for syndication costs         -0-       233,033        530,488
     Distributions                      569,029       647,508        250,000
     Investing activities             1,004,800     2,831,954      3,184,523

Pending investment in enhanced yield investments, the Trust had invested $3,187,453 and $4,587,598 in bank money market accounts at December 31, 1998 and December 31, 1997, respectively.

Distributions of $1,092,940 and $818,689 were accrued as of December 31, 1998 and December 31, 1997, respectively. The Trust will continue to accrue distributions based on 8% simple annual interest computed on a daily basis until the cumulative distributions to each investor from the Trust equals 100% of their original investment plus the priority and underwriting return.

During March 1999, the SBIC received approval for SBA leverage ("Leverage") reserved in the form of debentures equal to $5,000,000 to be issued on or prior to September 30, 2003. In exchange for the approved Leverage, the SBIC paid the SBA a nonrefundable fee of $50,000 during March, 1999 and the remaining portion of the Leverage fee in the amount of $100,000 will be deducted pro rata as commitment proceeds are drawn. Each issuance of Leverage is conditional upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA may also limit the amounts that may be drawn each year.

The Trust Advisor is not aware of any regulatory issues that may have a substantial negative impact on the portfolio companies it is currently researching for possible investment of Trust funds.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at December 31, 1998 are not held for trading purposes.

         The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

         As of December 31, 1998, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies.

         The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

         There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, at December 31, 1998, the entire portfolio value is at risk in light of the underlying operations and financial health of investee companies. At December 31, 1998, the amount at risk was $9,060,728; at December 31, 1997, the amount at risk was $2,800,000. The change is a result of unrealized net appreciation and new investments during 1998.

         At December 31, 1998, the portfolio consisted of the following:
                                                      Cost        Valuation
                                                   ----------     ----------
         Notes and debentures                      $3,100,000     $3,100,000
         Warrant to purchase common stock
              as a result of note and
              debenture financings                        -0-      5,558,478
         Preferred stock convertible into
              common stock                            404,800        400,000
         Common stock                                 300,000          2,250
         Debenture - subject to litigation
              for recovery of investment            1,000,000            -0-
                                                   ----------     ----------
                                                   $4,804,800     $9,060,728
                                                   ==========     ==========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and related information as of the years ended December 31, 1998, 1997 and 1996 are included in Item 8:
         Independent Auditors' Report
         Consolidated Statements of Assets and Liabilities
         Consolidated Statements of Operations
         Consolidated Statements of Changes in Net Assets
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Independent Trustees and Shareholders of
Berthel Growth & Income Trust I

We have audited the accompanying consolidated statements of assets and liabilities of Berthel Growth & Income Trust I and subsidiary (the "Trust") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, investments in securities and warrants not readily marketable amounting to $9,060,728 as of December 31, 1998 have been valued at fair value, as determined by the Independent Trustees ("Trustees"). We have reviewed the procedures applied by the Trustees in valuing such securities and have inspected underlying documentation and, in the circumstances, we believe that the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Trustees' estimate of fair values may differ significantly from the values that would have been used had a ready market existed for the securities, and the differences could be material.


DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 12, 1999

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

                                                       1998             1997
ASSETS:

  Investments in securities (81% and
    42.5% of net assets as of
    December 31, 1998 and 1997,
    respectively) (Note 2):
      VisionComm, Inc.                             $ 3,508,478       $  500,000
      Soil Recovery Services, Inc.                           -                -
      LIVEware5, Inc. (Note 7)                           2,250          300,000
      Kinseth Hospitality Company, Inc.              4,750,000        2,000,000
      Hicklin Engineering, LC                          400,000                -
      ObjectSpace, Inc.                                400,000                -
                                                   -----------       ----------
           Total investments in securities           9,060,728        2,800,000

  Cash                                                  31,663           15,047
  Temporary investment in money market securities    3,187,453        4,587,598
  Interest receivable                                   35,382            5,833
  Other assets                                          66,216           53,475
                                                   -----------       ----------
           Total assets                             12,381,442        7,461,953
                                                   -----------       ----------

LIABILITIES:

  Accounts payable and other accrued expenses           25,232           36,509
  Distributions payable to shareholders (Note 5)     1,092,940          818,689
  Due to affiliate (Note 3)                             71,560           15,797
                                                   -----------       ----------
           Total liabilities                         1,189,732          870,995
                                                   -----------       ----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $1,061.73 per
  share in 1998, and $625.27 per
  share in 1997)                                   $11,191,710       $6,590,958
                                                   ===========       ==========
Net assets consist of:
  Shares of beneficial interest,
    25,000 shares authorized -
    10,541 shares issued and
    outstanding in 1998 and 1997                   $ 6,474,786       $7,318,066
  Undistributed net investment gain (loss)           4,716,924         (727,108)
                                                   -----------       ----------
                                                   $11,191,710       $6,590,958
                                                   ===========       ==========

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                               1998        1997         1996
REVENUES:
  Interest income                          $  584,555   $ 529,792   $   411,551
  Closing fees                                      -      20,000             -
  Commitment fees                              15,502         833        63,600
  Other income                                      -         100             -
                                           ----------   ---------   -----------
           Total revenues                     600,057     550,725       475,151
                                           ----------   ---------   -----------

EXPENSES:
  Management fees (Note 3)                    194,820     151,422       155,847
  Administrative services                      39,016      40,016        39,648
  Trustee fees                                 36,000      30,000        44,000
  Legal expense                                71,144      96,692        65,292
  Other general and administrative expenses    70,973      65,366        50,018
                                           ----------   ---------   -----------
           Total expenses                     411,953     383,496       354,805
                                           ----------   ---------   -----------

NET INVESTMENT INCOME                         188,104     167,229       120,346

UNREALIZED GAIN (LOSS) ON INVESTMENTS       5,255,928           -    (1,000,000)
                                           ----------   ---------   -----------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                $5,444,032   $ 167,229   $  (879,654)
                                           ==========   =========   ===========

INVESTMENT INCOME PER BENEFICIAL SHARE     $    56.92   $   54.99   $     65.94

EXPENSES PER BENEFICIAL SHARE                  (39.08)     (38.29)       (49.24)
                                           ----------   ---------   -----------

NET INVESTMENT INCOME
  PER BENEFICIAL SHARE                          17.84       16.70         16.70

UNREALIZED GAIN (LOSS) ON INVESTMENTS
  PER BENEFICIAL SHARE                         498.62           -       (138.77)
                                           ----------   ---------   -----------

NET OPERATIONAL INCREASE (DECREASE)
  IN NET ASSETS PER BENEFICIAL SHARE       $   516.46   $   16.70   $   (122.07)
                                           ==========   =========   ===========

WEIGHTED AVERAGE SHARES                        10,541      10,013         7,206
                                           ==========   =========   ===========


See notes to consolidated financial statements.

BERTHED GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                     SHARES OF
                                                    BENEFICIAL
                                                     INTEREST          AMOUNT

NET ASSETS AT JANUARY 1, 1996                          5,128       $ 4,242,814

  Net investment income                                    -           120,346

  Unrealized loss on investments                           -        (1,000,000)
                                                      ------      ------------

  Net decrease in assets resulting
    from operations                                        -          (879,654)

  Proceeds from sales of shares of
    beneficial interest                                3,763         3,763,000

  Syndication costs incurred                               -          (530,488)

  Distributions to shareholders                            -          (250,000)

  Distributions payable to shareholders                    -          (457,693)
                                                      ------      ------------

NET ASSETS AT DECEMBER 31, 1996                        8,891         5,887,979

  Net investment income                                    -           167,229

  Proceeds from sales of shares of
    beneficial interest                                1,655         1,655,000

  Shares of beneficial interest redeemed                  (5)           (4,500)

  Syndication costs incurred                               -          (233,033)

  Distributions to shareholders                            -          (647,508)

  Distributions payable to shareholders                    -          (234,209)
                                                      ------      ------------

NET ASSETS AT DECEMBER 31, 1997                       10,541         6,590,958

  Net investment income                                    -           188,104

  Unrealized gain on investments                           -         5,255,928

  Distributions to shareholders                            -          (569,029)

  Distributions payable to shareholders                    -          (274,251)
                                                      ------      ------------
NET ASSETS AT DECEMBER 31, 1998                       10,541      $ 11,191,710
                                                      ======      ============

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                              1998           1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net increase (decrease) in net assets   $ 5,444,032   $  167,229   $ (879,654)
  Adjustments to reconcile net increase
     (decrease) in net assets to net cash
     flows from operating activities:
    Amortization of organizational costs        3,660        1,000        1,000
    Unrealized (gain) loss on investments  (5,255,928)           -    1,000,000
    Changes in operating assets and
      liabilities:
      Temporary investment in money
        market securities                   1,400,145      405,576     (720,625)
      Interest receivable                     (29,549)      34,353      (22,356)
      Other assets                            (16,401)     (14,831)           -
      Accounts payable and other
        accrued expenses                      (11,277)      12,915       23,594
      Due to affiliate                         55,763      (31,225)      19,808
                                          -----------   ----------    ---------
           Net cash flows from
             operating activities           1,590,445      575,017     (578,233)
                                          -----------   ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of Kinseth note receivable               -   (2,000,000)           -
  Issuance of Hicklin Engineering, L.C.
    note receivable                          (400,000)           -
  Issuance of VisionComm, Inc.
    note receivable                          (200,000)    (500,000)  (2,180,000)
  Repayment of VisionComm, Inc.
    note receivable                                 -    1,405,000      775,000
  Investment in LIVEware5, Inc.                     -     (300,000)           -
  Investment in Soil Recovery
    Services, Inc.                                  -            -   (1,000,000)
  Investment in ObjectSpace, Inc.            (404,800)           -            -
  Payment of organizational costs                   -      (31,954)      (4,523)
                                          -----------   ----------    ---------
           Net cash flows from
             investing activities          (1,004,800)  (1,426,954)  (2,409,523)
                                          -----------   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of shares of
    beneficial interest                             -    1,655,000    3,763,000
  Redemption of shares of beneficial
    interest                                        -       (4,500)           -
  Distribution payments to shareholders      (569,029)    (647,508)    (250,000)
  Syndication costs incurred                        -     (233,033)    (530,488)
                                          -----------   ----------    ---------
           Net cash flows from
             financing activities            (569,029)     769,959    2,982,512
                                          -----------   ----------    ---------

NET INCREASE (DECREASE) IN CASH                16,616      (81,978)      (5,244)

CASH AT BEGINNING OF PERIOD                    15,047       97,025      102,269
                                          -----------   ----------    ---------
CASH AT END OF PERIOD                     $    31,663   $   15,047    $  97,025
                                          ===========   ==========    =========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Noncash financing activities -
    Distributions payable
    to shareholders                       $   274,251   $  234,209    $ 457,693
                                          ===========   ==========    =========

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS- Berthel Growth & Income Trust I (the "Trust") is registered under the Investment Company Act of 1940, as amended, as a nondiversified, closed-end management investment company electing status as a business development company. The Trust was formed on February 10, 1995 under the laws of the State of Delaware and received approval from the Securities and Exchange Commission to begin offering shares of beneficial interest (the "Shares") effective June 21, 1995. The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities to be purchased will consist primarily of subordinated debt, common stock or preferred stock, combined with equity participation in common stock or rights to acquire common stock. The Trust offered a minimum of 1,500 Shares and a maximum of 50,000 Shares at an offering price of $1,000 per Share. The minimum offering of 1,500 Shares sold was reached on August 30, 1995. The offering period expired June 21, 1997.

     The Trust will terminate upon the liquidation of all of its investments, but no later than June 21, 2007. However, the Independent Trustees (the "Trustees") have the right to extend the term of the Trust for up to two additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years.

     Berthel SBIC, LLC (the "SBIC"), a wholly owned subsidiary of the Trust within the meaning of Section 2(a)(43) of the Investment Company Act of 1940, was formed during 1997 and received a license to operate as a Small Business Investment Company from the Small Business Administration ("SBA") on May 4, 1998. The Trust funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program. The Trustees also serve as the Independent Managers of the SBIC.

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

     CONSOLIDATION - The consolidated financial statements include the accounts of the Trust and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of the Trust's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the valuation of not readily marketable securities by the Trustees.

     TEMPORARY INVESTMENT IN MONEY MARKET SECURITIES - Pending investment in enhanced yield investments, the Trust has invested in money market securities with WFS Clearing Services, which are reported at market value, which approximates cost.

     OTHER ASSETS - Included within other assets are costs of organizing the SBIC, which are being amortized over the life of the SBIC, eight years, beginning upon receipt of its license to operate as a Small Business Investment Company. SBIC organizational costs total $33,818, net of accumulated amortization of $2,660, as of December 31, 1998.

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

     NET INCOME (LOSS) PER BENEFICIAL SHARE - Net income (loss) per beneficial share is based on the weighted average of shares outstanding.

     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Reclassification of financial statements for earlier periods provided for comparative purposes is not required. The Trust has not completed its assessment of the impact of the adoption of SFAS No. 133 on the financial statements.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Except for entities meeting certain specified criteria, entities should report the initial application of this SOP as a cumulative effect of a change in accounting principle. Entities meeting this specified criteria should adopt this SOP prospectively. The adoption of this SOP will require the SBIC organization costs of $33,818, as of December 31, 1998, to be written off and reported as a cumulative effect of a change in accounting principle during the year ended December 31, 1999.

2.    INVESTMENTS


                                                    1998                      1997
                                          ------------------------  -------------------------
                                             Cost       Valuation       Cost        Valuation
VisionComm, Inc.:
  Notes receivable                       $  700,000    $   700,000  $   500,000   $   500,000
  Warrants for 742,813 shares
    at $.8414 per share                           -      2,346,249            -             -
  Warrants for 104,529 shares
    at $.8414 per share                           -        330,165            -             -
  Warrants for 41,811 shares
    at $.8414 per share                           -        132,064            -             -

Soil Recovery Services, Inc. -
   Convertible subordinated
     debenture                            1,000,000              -    1,000,000             -

Kinseth Hospitality Company, Inc.:
  Note receivable                         2,000,000      2,000,000    2,000,000     2,000,000
  Warrants for 25% of the outstanding
    common stock at $0.01 per share               -      2,750,000            -             -

LIVEware5, Inc.:
  300,000 shares of common stock,
    no par value and warrants for
    600,000 shares at $0.01 per share       300,000          2,250      300,000       300,000

Hicklin Engineering , L.C. -
  10% subordinated note                     400,000        400,000            -             -

Object Space, Inc. -
  108,108 shares of Series B
    Convertible Preferred Stock             404,800        400,000            -             -
                                         ----------     ----------   ----------    ----------

                                         $4,804,800     $9,060,728   $3,800,000    $2,800,000
                                         ==========     ==========   ==========    ==========

      VISIONCOMM, INC.

      VisionComm, Inc. ("VisionComm") is primarily engaged in the telecommunications and private cable television business. The shares of VisionComm common stock mentioned in the following paragraphs have been restated to reflect a 5.9425 to 1 stock split which was effective July 17, 1998. On April 30, 1996, the Trust received a warrant for 742,813 shares of VisionComm common stock exercisable until April 20, 2007, at an exercise price of $.8414 per share.

     On December 1, 1997 and May 14, 1998, the Trust provided $500,000 and $200,000, respectively, in financing to VisionComm in the form of a 14% 12-month secured note with warrants. Effective December 1, 1998, the terms of the $500,000 note receivable were extended to May 1, 1999 due to VisionComm's negotiations for long-term financing arrangements. These notes are secured by substantially all the private cable assets of VisionComm. The warrants entitle the Trust to purchase 104,529 and 41,811 shares of common stock, respectively, at an exercise price of $.8414 per share, exercisable until April 30, 2003 and September 30, 2003, respectively. The warrants received have terms equivalent to those received in conjunction with the Trust's previous investment in VisionComm with the exception that all warrants now owned by the Trust provide for the option of a cashless exercise. The Trust, upon the occurrence of certain conditions, may "put" the warrant shares to VisionComm, beginning after May 15, 2003. The Trust now has the right through these warrants to purchase approximately 19% of the equity ownership of VisionComm. As of December 31, 1998, the warrants are valued at $3.1586 per share based on recent market transactions, and an unrealized gain of $2,808,478 was recognized for the year ended December 31, 1998.

     SOIL RECOVERY SERVICES, INC.

     The Trust invested $1,000,000 in a convertible subordinated debenture issued by Soil Recovery Services, Inc. ("SRS"). The debenture is for a seven year term with an annual interest rate of 15% with no prepayment penalty. Interest only is due the first two years with equal principal payments due at the end of years three through seven.

     The Trust served a Notice of Default and a Notice of Recession on SRS and commenced litigation against key parties. The last interest payment received by the Trust was in July 1996. During 1996, SRS was forced into involuntary Chapter 7 bankruptcy by another creditor and during 1998, the Trust's claim in the bankruptcy proceeding was discharged. The Trust is continuing its avenues of recovery through litigation but for the year ended December 31, 1996, the Trust recognized an unrealized loss of $1,000,000.

     KINSETH HOSPITALITY COMPANY, INC.

     The Trust has invested in a senior secured note issued by Kinseth Hospitality Company, Inc. ("Kinseth"), which is primarily engaged in the hospitality industry. The six year note carries a 14% interest rate with interest only payments with a balloon payment due May 16, 2003. The Trust received a warrant to purchase 25% of Kinseth's common stock for $11.80. The warrant expires during 2002. Beginning in 2004, the common shares may be called by Kinseth at a designated multiple or based on independent valuations. The Trust can "put" the common shares to Kinseth beginning May 1, 2003 if the common stock is not listed on a national exchange or NASDAQ, or prior to May 1, 2003, if other certain conditions are met, at a price based on Kinseth's fair market value less certain specified provisions. As of December 31, 1998, the warrant to purchase 25% of Kinseth's common stock is valued at $2,750,000, based on improved operating performance and expanded operations, and an unrealized gain of $2,750,000 was recognized during the year ended December 31, 1998.

     LIVEWARE5, INC.

     LIVEware5, Inc. ("LIVEware") is a provider of distance based corporate education via advanced teleconferencing technologies. The Trust has invested $300,000 in LIVEware in exchange for 300,000 shares of no par value common stock, representing approximately 12% of outstanding LIVEware common stock and warrants to purchase 600,000 shares of common stock at $.01 per share. The warrants will cancel upon LIVEware achieving certain levels of revenues and pretax profit beginning in fiscal year 2000. If the warrants do not cancel, the Trust may own up to 900,000 shares of LIVEware, which would represent approximately 18% and 17% of LIVEware as of December 31, 1998 and 1997, respectively. Subject to certain restrictions, the Trust can "put" the common stock and warrants to LIVEware beginning December 11, 2003 at the greater of a designated multiple or fair market value. As of December 31, 1998, the common stock is valued at $.0075 per share, based on recent market transactions, and an unrealized loss of $297,750 was recognized for the year ended December 31, 1998.

     HICKLIN ENGINEERING, L.C.

     Hicklin Engineering, L.C. ("Hicklin") specializes in manufacturing drive train component test equipment and dynometer systems. Hicklin designs equipment and integrated test systems used to test vehicular drive train components. On June 30, 1998, the Trust invested $400,000 in a Hicklin secured 10% subordinated note due June 30, 2003, and a warrant to purchase 6,857 units of membership interest at an exercise price of $.01. The note is collateralized by substantially all the assets of Hicklin. The warrant expires on May 1, 2006. The exercise of these warrants would give the Trust a 6.86% membership interest in Hicklin. The Trust can "put" the warrant shares to Hicklin beginning June 30, 2003 at a designated multiple or based on independent valuations.

     OBJECTSPACE, INC.

     ObjectSpace, Inc. ("ObjectSpace") provides information technology services to Fortune 500 companies, assisting its clients in realizing the full potential of Java for enterprise-level systems. On December 30, 1998, the Trust invested $404,800 in 108,108 shares of ObjectSpace Series B Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock is subordinated to the claims of other secured creditors and may be converted into common shares at any time at a price equal to $3.70 divided by the conversion rate in effect on the date of conversion. The initial conversion rate was $3.70 per share. Subject to other investor rights, the Trust can "put" the Preferred Stock to ObjectSpace beginning January 1, 2003 at a price equal to the greater of fair market value or the per share sales price, payable over three years earning interest at prime interest rate.

3.   RELATED PARTY TRANSACTIONS

     The Trust has entered into a management agreement with the Trust Advisor that provides for incentive compensation to the Trust Advisor based on the capital appreciation of the Trust's investments. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the value of the assets of the Trust. The management fee is paid quarterly, in arrears, and is determined by reference to the value of the assets of the Trust as of the first day of that quarter. Management fees incurred during the years ended December 31, 1998, 1997 and 1996 relating to this agreement aggregated $194,820, $151,422 and $155,847, respectively.

     In addition, the Trust paid the Dealer Manager $39,016, $40,016 and $39,648 during the periods ended December 31, 1998, 1997 and 1996, respectively, for administration of shareholder accounts and other administrative services.

4.   SYNDICATION COSTS

     As part of the issuance of Shares, the Trust paid certain fees described below to the Dealer Manager, Trust Advisor and Corporate Trustee. These syndication costs have been treated as a direct reduction of net assets.

     The Trust compensated the Dealer Manager through selling commissions and a wholesale marketing fee in conjunction with the offering of Shares, and reimbursement of due diligence expenses. Selling commissions varied between 7% and 2% of the aggregate purchase price of all Shares sold, depending on the number of Shares purchased by the investor. Selling commissions paid during the periods ended December 31, 1997 and 1996, aggregated $115,850 and $263,410, respectively. The wholesale marketing fee of $41,375 and $94,075 is equal to 2.5% of the public offering price of all Shares sold during the periods ended December 31, 1997 and 1996, respectively. Due diligence expenses totaled $1,333, and $3,668 during the periods ended December 31, 1997, and 1996, respectively.

     The Trust paid organizational and offering expenses paid or incurred by the Trust Advisor in connection with organizing the Trust and offering the Shares. The amount of reimbursement may not exceed 4% of the aggregate purchase price of all Shares sold. During the periods ended December 31 1997 and 1996, respectively, these reimbursement costs aggregated $66,200 and $150,520. Any organizational and offering expenses (excluding the expenses mentioned above) of the Trust in excess of this amount are paid by the Trust Advisor.

     The Trust paid the Corporate Trustee a fee equal to .5% of the aggregate purchase price of all Shares sold aggregating $8,275 and $18,815 during the periods ended December 31, 1997 and 1996, respectively.

5.   DISTRIBUTIONS PAYABLE TO SHAREHOLDERS

     Distributions payable represents a 10% accrued underwriting return ("Underwriting Return") and an 8% accrued priority return ("Priority Return"). The Underwriting Return is based on actual interest earned by the Trust on the investors funds held in escrow through the initial closing, plus 10% simple annual interest, computed on a daily basis from the initial closing (August 31, 1995) until the Final Closing (June 21, 1997). The Priority Return is based on 8% simple annual interest computed from Final Closing on each shareholder's investment balance in the Trust.

     The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within sixty days of the end of each quarter.

      The distributions payable balance is comprised of the following:


                                      Underwriting    Priority
                                         Return        Return         Total

        Balance at January 1, 1997     $ 584,480    $       -      $   584,480

          Distributions paid            (493,897)    (153,611)        (647,508)

          Distributions earned           435,818      445,899          881,717
                                       ---------     --------      -----------
        Balance at December 31, 1997     526,401      292,288          818,689

          Distributions paid                   -     (569,029)        (569,029)

          Distributions earned                 -      843,280          843,280
                                       ---------   ----------       ----------
        Balance at December 31, 1998   $ 526,401   $  566,539       $1,092,940
                                       =========   ==========       ==========


6.   FEDERAL INCOME TAXES

     The Trust has received an opinion from counsel that it will be treated as a partnership for federal income tax purposes. As such, under present income tax laws, no income taxes will be reflected in these financial statements as taxable income or loss of the Trust is included in the income tax returns of the investors.

7.   SUBSEQUENT EVENT

     During February 1999, the Trust invested $100,000 in LIVEware in exchange for 13,333,333 shares of common stock. In addition, certain terms of the original investment agreement dated December 11, 1997, were amended. As a result, the Trust owns approximately 32% of the outstanding shares of common stock of LIVEware.

     During February 1999, the Trust invested $700,000 in 11% subordinated debentures due March 1, 2004, of Easy Systems, Inc. ("Easy Systems"). Interest payments are not scheduled to begin until March 2000. In addition, the Trust received a warrant to purchase 290,060 shares of Easy Systems' common stock at an exercise price of $2.95 per share. The warrant expires on the earlier of February, 2009, or upon the occurrence of a certain specified event. The Trust also received the right to "put" the shares to Easy Systems upon the occurrence of certain conditions, at fair market value.

     During March 1999, the SBIC received approval for SBA leverage ("Leverage") reserved in the form of debentures equal to $5,000,000 to be issued on or prior to September 30, 2003. In exchange for the approved Leverage, the SBIC paid the SBA a nonrefundable fee of $50,000 during March, 1999 and the remaining portion of the Leverage fee in the amount of $100,000 will be deducted pro rata as proceeds are drawn. Each issuance of Leverage is conditional upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA may also limit the amounts that may be drawn each year.

     As of December 31, 1998, the Trust verbally committed to invest $150,000 in Hicklin in exchange for a note receivable, the terms of which were to be negotiated at a later date; however, subsequent to December 31, 1998, Hicklin withdrew its request for financing from the Trust. The Trust continues to hold its original investment in Hicklin.

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

               Henry T. Madden (Age 68) - Mr. Madden is an Independent Trustee of the Trust. He was awarded a B.S.M.E. from the University of Notre Dame in 1951 and an M.B.A. from the University of Pittsburgh in 1966. He began his career as an Industrial Engineer, then Quality Control Manager in Technical Ceramics for 3M Company in Chattanooga, Tennessee. He became Manager of Production Engineering, then Manager for a 1,500 employee, $50 million in sales Allis-Chalmers Plant, manufacturing power and distribution transformers in Pittsburgh, Pennsylvania. In 1966, he became General Plant Manager of the Allis-Chalmers, Cedar Rapids, Iowa Plant manufacturing construction machinery. In 1969, Mr. Madden became Division Manager for Hydraulic Truck Cranes for Harnischfeger Corporation. In 1975 Mr. Madden became President, Harnischfeger GMBH in Dortmund, West Germany, a joint venture with August Thyssen A.G. of West Germany, manufacturing truck cranes, creating a 100 million deutsche mark business. He also served as Managing Director for Harnischfeger International Corporation for Europe, East Europe, and North and West Africa, responsible for all product sales in those areas. In 1981, Mr. Madden became a consultant to and assumed the responsibilities of General Manager of Oak Hill Engineering Inc. in Cedar Rapids, Iowa, manufacturing wire harnesses. In 1983, he started a company, Enertrac Inc., designing, manufacturing and marketing communications systems. Mr. Madden financed Enertrac Inc. through an initial public offering and merged it into another company in 1986. Mr. Madden organized the Institute for Entrepreneurial Management in the University of Iowa College of Business Administration in 1986, advising potential and new entrepreneurs and teaching courses on entrepreneurship in the MBA program. He also teaches courses in Corporate Strategy in the Executive MBA and MBA programs. Mr. Madden has been consulting with developmental stage companies since 1981.

               Henry Royer (Age 66) - Mr. Royer served as an Independent Trustee of the Trust from its date of inception through February 5, 1999, when he resigned as Trustee. He graduated in 1953 from Colorado College with a B.A. in Money and Banking. From 1950 until 1962, Mr. Royer was employed for four years by Pillsbury Mills and for four years by Peavey Company as a grain merchandiser. From 1962 through 1965 he was employed as Treasurer and served on the Board of Lehigh Sewer Pipe and Tile. Mr. Royer joined First National Bank of Duluth in 1965, where he served in various capacities, including Assistant Cashier, Assistant Vice President, Assistant Manager of the Commercial Loan Department and Senior Vice President in Charge of Loans. When he left the bank in 1983 he was serving as Executive Vice President/Loans. He then joined The Merchants National Bank of Cedar Rapids (currently Firstar Bank Cedar Rapids, N.A.) where he served as Chairman and President until August, 1994. Since September, 1994, Mr. Royer served as the President and Chief Executive Officer of River City Bank, Sacramento, California from September 1994 through December 31, 1997.

               Mary Quass (age 49) - Ms. Quass was elected as an Independent Trustee, effective February 5, 1999. She received a BA Degree from the University of Northern Iowa in 1982. In 1982, she was appointed General Sales Manager of KSO and later in 1982 became Vice President and General Manager of KHAK AM/FM. In 1988, Ms. Quass formed Quass Broadcasting Company, Inc., which merged with CapStar Broadcasting Partners to form Central Star Communications, Inc. in 1998. She held the position of President of Quass Broadcasting until 1998. Quass Broadcasting, Inc. and Central Star Communications, Inc. are primarily involved in the ownership and management of AM and FM radio stations. Ms. Quass has served as President and Chief Executive Officer of Central Star Communications since 1998.

         Executive Officers and Directors of the Trust Advisor:

               Thomas J. Berthel (age 46) - Mr. Berthel serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as the Chief Executive Officer of Berthel Fisher & Company, the parent company of the Trust Advisor and the Dealer Manager. He has held these positions since 1985. Effective March 24, 1999, Mr. Berthel was elected President of the Trust Advisor. Until June, 1993, Mr. Berthel served as President of the Dealer Manager. From 1993 until the present he has served as Chief Executive Officer and as a Director of the Dealer Manager. Mr. Berthel is also President and a Director of various other subsidiaries of Berthel Fisher & Company that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He serves as the Chairman of the Board of Amana Colonies Golf Course, Inc., and, in November 1995, he was elected to the Board of Directors of Intellicall, Inc., an advanced telecommunications technologies company in Carrollton, Texas. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa
               (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa
               (1993).

               James D. Thorp (Age 39) - Mr. Thorp served as President of the Trust Advisor until March 24, 1999 when he resigned to focus full attention on Trust investment matters in his role as Managing Director. He is responsible for the day-to-day management of the Trust's portfolio. He was elected as a Director of Berthel Fisher & Company in April 1994. He serves as Vice President - Investment Banking of Berthel Fisher & Company Financial Services, Inc., the Dealer Manager, a position he has held since 1993. In this position he is responsible for all the investment banking, corporate finance and due diligence activities of the Dealer Manager. During his tenure in this position he has been responsible for, directed and completed nine private financings for company clients totaling over $20 million. From 1983 to 1992, Mr. Thorp served in various positions and finally as Principal for Allsop Venture Partners II and its affiliates, a private equities investment management concern managing over $105 million in capital invested in over 80 portfolio companies. These companies spanned a myriad of industries and involved many transaction types that covered the spectrum of private equities investing, from seed investments to later stage expansions and turnaround financing to leveraged buyouts. During his tenure at Allsop Venture Partners III he reviewed and analyzed business plans for potential financings of over $1.5 billion, performed due diligence on projects representing potential financings of over $200 million. The funds under management while Mr. Thorp was at Allsop Venture Partners III and its affiliates consistently yielded twice the average internal rate of return generated by similar private equities investment firms. He has served as a director and on the boards of seven portfolio companies and is a past member of the National Venture Capital Association, the National Association of Small Business Investment Companies and the Midwest Regional Association of Small Business Investment Companies. He is a graduate of the Ninth Annual Management Institute of the National Association of Small Business Investment Companies. Mr. Thorp received a Bachelor of Science degree in Business Administration in 1981 from Oklahoma State University. In 1983 he was awarded a Master of Business Administration - Finance from the Wharton School, University of Pennsylvania.

               Ronald O. Brendengen (Age 44) - Mr. Brendengen is the Chief Operating Officer, Chief Financial Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher & Company, the parent company of the Trust Advisor. He was elected Secretary and Chief Financial Officer in 1994, and Chief Operating Officer in January 1998, of Berthel Fisher & Company. He also serves as Chief Financial Officer, Treasurer and a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa in 1978.

               Leslie D. Smith (Age 51) - Mr. Smith is a Director and the Secretary of the Trust Advisor. In 1994 Mr. Smith was named General Counsel of Berthel Fisher & Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990 Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. In that capacity, Mr. Smith performed all duties generally associated with the position of General Counsel. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc. in North Sioux City, South Dakota.

ITEM 11. EXECUTIVE COMPENSATION

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant.

(A)                            (B)             (C)           (C1)             (C2)                   (D)

                                                                      Securities of property    Aggregate of
                                         Cash and cash                  insurance benefits      contingent
Name of individual and         Year     equivalent forms                 or reimbursement       or forms
capacities in which served     Ended    of remuneration      Fees       personal benefits       of remuneration
---------------------------------------------------------------------------------------------------------------
TJB Capital Management, Inc.   1998           $0            $     0            $0                    $0
Corporate Trustee              1997           $0            $ 8,275            $0                    $0
                               1996           $0            $18,815            $0                    $0


Henry T. Madden                1998           $0            $18,000            $0                    $0
Corporate Trustee              1997           $0            $15,000            $0                    $0
                               1996           $0            $22,000            $0                    $0


Henry Royer                    1998           $0            $18,000            $0                    $0
Corporate Trustee              1997           $0            $15,000            $0                    $0
                               1996           $0            $22,000            $0                    $0


The Trust paid the Trust Advisor $194,280, $151,422, and $155,847 for management fees and $-0-, $66,200, and $150,250 for reimbursement of organizational and offering expenses for the years 1998, 1997, and 1996, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Related party transactions are described in Notes 3 and 4 of Notes to Consolidated Financial Statements. See Item 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   1. Financial Statements                                Page No.

                  Consolidated Statements of Assets and Liabilities
                  at December 31, 1998 and December 31, 1997             16

                  Consolidated Statements of Operations for the
                  Years Ended December 31, 1998, 1997 and 1996           17

                  Consolidated Statements of Changes in Net Assets for
                  the Years Ended December 31, 1998, 1997 and 1996       18

                  Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1998, 1997 and 1996           19

                  Notes to Consolidated Financial Statements             20

               2. Financial Statement Schedules - None

         (b)   Reports on Form 8-K

                  None

               3. Exhibits

               3.1   Certificate of Trust
               3.2   Declaration of Trust
               10.1  Management Agreement between the Trust and the Trust
                     Advisor
               10.2 Safekeeping Agreement between the Trust and Firstar Bank Cedar Rapids, N.A.
               16.0  Letter rechange in certifying accountant

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BERTHEL GROWTH & INCOME TRUST I

                              By: /s/ Thomas J. Berthel
                              ------------------------------------------------
Date: March 25, 1999          THOMAS J. BERTHEL, Chief Executive Officer
                              (principal executive officer) of Berthel
                              Fisher & Company Planning, Inc., Trust Advisor

                              By: /s/ Ronald O. Brendengen
                              ------------------------------------------------
Date: March 25, 1999          RONALD O. BRENDENGEN, Chief Operating Officer,
                              Chief Financial Officer and Treasurer (principal
                              financial officer) of Berthel Fisher & Company
                              Planning, Inc., Trust Advisor


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              /s/ Thomas J. Berthel
                              ------------------------------------------------
Date: March 25, 1999          THOMAS J. BERTHEL, Chairman and Director of
                              Berthel Fisher & Company, Berthel Fisher &
                              Company Planning, Inc., Trust Advisor

                              /s/Ronald O. Brendengen
                              ------------------------------------------------
Date: March 25, 1999          RONALD O. BRENDENGEN, Director of Berthel Fisher
                              & Company Planning, Inc., Trust Advisor

                              /s/ James D. Thorp
                              ------------------------------------------------
Date: March 25, 1999          JAMES D. THORP, Director of Berthel Fisher &
                              Company Planning, Inc., Trust Advisor

                              /s/ Leslie D. Smith
                              ------------------------------------------------
Date: March 25, 1999          LESLIE D. SMITH, Director of Berthel Fisher &
                              Company Planning,  Inc., Trust Advisor


                              /s/ Henry T. Madden
                              ------------------------------------------------
Date: March 25, 1999          HENRY T. MADDEN, Independent Trustee of Berthel
                              Growth & Income Trust I

                              /s/ Thomas J. Berthel
                              ------------------------------------------------
Date: March 25, 1999          THOMAS J. BERTHEL, Chairman of the Board and
                              Chief Executive Officer of TJB Capital Management,
                              Inc., Trustee of Berthel Growth & Income Trust I

                              By:/s/ Daniel P. Wegmann
                              ------------------------------------------------
Date: March 25, 1999          DANIEL P. WEGMANN, Controller of Berthel Fisher
                              & Company Planning, Inc., Trust Advisor

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

         (5) Incorporated by reference to Form 8-K filed with the Commission on October 13, 1995 (File No. 33-89605).