Form 10-Q
period 1999-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 1999-05-13
CIK 937969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Transition Period From _______________________ to _____________________



                         Commission File Number 33-89506


                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                        52-1915821
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

        100 Second Street SE, Cedar Rapids, Iowa                 52401
        -----------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

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


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest - 10,541 shares as of April 30, 1999

                         BERTHEL GROWTH & INCOME TRUST I

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                   PAGE
------------------------------                                                   ----
Item 1.           Financial statements (unaudited):

                  Consolidated Statements of assets and liabilities -
                  March 31, 1999 and December 31, 1998                          3

                  Consolidated Statements of operations -
                  three months ended March 31, 1999 and March 31, 1998          4

                  Consolidated Statements of changes in net assets -
                  three months ended March 31, 1999 and March 31, 1998          5

                  Consolidated Statements of cash flows -
                  three months ended March 31, 1999 and March 31, 1998          6

                  Notes to the consolidated financial statements                7

Item 2            Management's discussion and analysis of financial
                  condition and results of operations                           11

Item 3            Quantitative and qualitative disclosure about market risk     13

PART II     OTHER INFORMATION
------------------------------

Item 1            Legal proceedings                                             14

Item 2            Changes in securities - none                                  14

Item 3            Defaults upon senior securities - none                        14

Item 4            Submission of matters to a vote of shareholders - none        14

Item 5            Other information - none                                      14

Item 6            Exhibits and reports on Form 8-K
                  a    Exhibits - none                                          14
                  b    Reports on Form 8-K                                      14

SIGNATURES                                                                      15

                         BERTHEL GROWTH & INCOME TRUST I

          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                             March 31, 1999      December 31, 1998
                                                             ---------------     -----------------
ASSETS
Investments in securities (Note B)                              $ 9,860,728         $ 9,060,728
Cash                                                                 59,198              31,663
Temporary investment in money
     market securities                                            2,378,236           3,187,453
Interest receivable                                                  41,781              35,382
SBA leverage fee (Note A)                                            49,091                 -0-
Other assets                                                         33,726              66,216
                                                                -----------         -----------
Total Assets                                                     12,422,760          12,381,442
                                                                -----------         -----------


LIABILITIES

Accounts payable and other accrued expenses                          64,126              25,232
Distributions payable to shareholders                             1,116,652           1,092,940
Note payable to investment advisors                                 226,000                 -0-
Due to affiliate                                                     84,842              71,560
                                                                -----------         -----------
Total Liabilities                                                 1,491,620           1,189,732
                                                                -----------         -----------


COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $1,037.01 per share
     in 1999 and $1,061.73 per share in 1998)                   $10,931,140         $11,191,710
                                                                ===========         ===========

Net assets consist of:
Shares of beneficial interest (25,000 shares
     authorized;  10,541 shares issued
     and outstanding                                            $ 6,266,854         $ 6,474,786
Undistributed net investment gain                                 4,664,286           4,716,924
                                                                -----------         -----------
                                                                $10,931,140         $11,191,710
                                                                ===========         ===========


See notes to financial statements.

                         BERTHEL GROWTH & INCOME TRUST I

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                               MARCH 31, 1999     MARCH 31, 1998
                                                               --------------     --------------
REVENUES:
         Interest income                                        $   142,121         $   143,147
         Other income                                                15,010               2,500
                                                                -----------         -----------
         Total revenues                                             157,131             145,647
                                                                -----------         -----------


EXPENSES:
         Management and administrative fees                          84,842              55,534
         Trustee fees                                                 9,000               8,000
         Auditing and accounting fees                                 5,700               4,917
         Legal expense                                               38,187               4,328
         Amortization of SBA financing fee                              909                 -0-
         Other general and administrative
            expenses                                                 37,314               4,914
                                                                -----------         -----------
         Total expenses                                             175,952              77,693
                                                                -----------         -----------

NET INVESTMENT INCOME (LOSS) AND
NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                                           (18,821)             67,954

CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE (NOTE A)                                    (33,817)                -0-

NET INCREASE (DECREASE) IN NET ASSETS                           $   (52,638)        $    67,954
                                                                ===========         ===========

PER BENEFICIAL SHARE AMOUNTS:
Net investment income (loss) from operations                    $     (1.78)        $      6.45
Cumulative effect of a change
     in accounting principle                                          (3.21)                -0-
                                                                -----------         -----------
NET INVESTMENT INCOME (LOSS)                                    $     (4.99)        $      6.45
                                                                ===========         ===========

WEIGHTED AVERAGE SHARES                                              10,541              10,541
                                                                ===========         ===========

PRO FORMA AMOUNTS APPLYING THE METHODOLOGY
   OF  ORGANIZATION COSTS RETROACTIVELY:
Net increase (decrease) in net assets                           $   (18,821)        $    67,954
Net increase (decrease) in net assets
   per beneficial share                                         $     (1.78)        $      6.45

See notes to financial statements

                         BERTHEL GROWTH & INCOME TRUST I

          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)



                                                       THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                         MARCH 31, 1999                         MARCH 31, 1998
                                                         --------------                         --------------

                                               Shares of                               Shares of
                                              Beneficial                              Beneficial
                                                Interest                Amount          Interest                Amount
                                                --------                ------          --------                ------

Net investment income (loss) and
    net increase (decrease) in assets
    resulting from operations                         --          $    (18,821)               --          $     67,954

Distributions payable to shareholders                 --              (207,932)               --              (207,931)

Cumulative effect of a change
in accounting principle                               --               (33,817)               --                   -0-

Net assets at beginning of period                   10,541          11,191,710              10,541           6,590,958
                                              ------------        ------------        ------------        ------------

Net assets at end of period                         10,541        $ 10,931,140              10,541        $  6,450,981
                                              ============        ============        ============        ============




See notes to financial statements.

                         BERTHEL GROWTH & INCOME TRUST I

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                              THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                 MARCH 31, 1999        MARCH 31, 1998
                                                                 --------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets                                $ (52,638)          $  67,954
Adjustments to reconcile net investment loss
     to net cash flows from operating activities:
Amortization of organizational costs and SBA leverage fees               1,159                 250
Changes in operating assets and liabilities:
Temporary investment in money market securities                        809,217              93,851
Other assets excluding organizational costs                             32,240              (3,077)
Interest receivable                                                     (6,399)            (23,334)
Due to affiliate                                                        13,282              29,983
Accounts payable and accrued expenses                                   38,894             (20,025)
                                                                     ---------           ---------
Net cash flows from operating activities                               835,755             145,602
                                                                     ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in LIVEware5                                               (100,000)                -0-
Investment in Easy Systems                                            (700,000)                -0-
                                                                     ---------           ---------
Net cash flows from investing activities                              (800,000)                -0-
                                                                     ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
SBA financing fee                                                      (50,000)                -0-
Note payable to investment advisor                                     226,000                 -0-
Distribution payments to Shareholders                                 (184,220)           (144,737)
                                                                     ---------           ---------
Net cash flows from financing activities                                (8,220)           (144,737)
                                                                     ---------           ---------

NET INCREASE (DECREASE) IN CASH                                         27,535                 865

CASH AT BEGINNING OF PERIOD                                             31,663              15,047
                                                                     ---------           ---------

CASH AT END OF PERIOD                                                $  59,198           $  15,912
                                                                     =========           =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Noncash financing activities:
Distributions payable to shareholders                                $ 207,932           $ 207,931

See notes to financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The preparation of the Trust's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Trust is amortizing nonrefundable Leverage fees paid to the U.S. Small Business Administration ("SBA") over the term of the SBA's commitment to provide financing to Berthel SBIC, LLC, a wholly owned subsidiary of the Trust. Fees paid in March 1999 amounted to $50,000 in exchange for the SBA's commitment to purchase up to $5,000,000 of debentures issued by Berthel SBIC, LLC. The commitment term expires September 30, 2003. An additional $100,000 of Leverage fees will be deducted, pro rata from the proceeds of debentures purchased by the SBA. Accumulated amortization as of March 31, 1999 amounted to $909.

Prior to January 1, 1999, the Company capitalized SBIC organization costs and amortized these costs over the life of the SBIC. The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Effective January 1, 1999, the Company adopted this SOP and has written off SBIC organization costs of $33,817 and reported this as a cumulative effect of a change in accounting principle for the period ended March 31, 1999.


NOTE B -- INVESTMENTS:                                                   March 31, 1999
                                                                    Cost             Valuation
                                                                ----------          ------------
VisionComm, Inc.:
     Notes receivable                                           $  700,000          $  700,000
     Warrants to purchase 889,153 shares
         of common stock at $.8414 per share                           -0-           2,808,478

Kinseth Hospitality Company, Inc.:
     Note receivable                                             2,000,000           2,000,000
     Warrants for 25% of the outstanding
         common stock at $0.01 per share                               -0-           2,750,000

LIVEware5, Inc.:
     13,633,333 shares of common stock, no par value and
         warrants for 600,000 shares at $0.01 per share            400,000             102,250

Hicklin Engineering, L.C.:
     Subordinated note                                             400,000             400,000

Object Space, Inc.:
     108,108 shares of Series B convertible preferred stock        404,800             400,000

Easy Systems, Inc.:
     Subordinated debenture and warrants to purchase
         290,060 shares of stock at $2.95 per share                700,000             700,000
                                                                ----------          ----------

                                                                $4,604,800          $9,860,728
                                                                ==========          ==========


VISIONCOMM, INC. VisionComm, Inc. ("VisionComm") is primarily engaged in the telecommunications and private cable television business. On December 1, 1997 and May 14, 1998, the Trust provided $500,000 and $200,000, respectively, in financing to VisionComm in the form of a 14% 12-month secured note with warrants. Effective December 1, 1998, the terms of the $500,000 note receivable were extended due to VisionComm's negotiations for long-term financing arrangements. VisionComm repaid the notes in April, 1999 with interest.

Warrants to purchase shares of VisionComm common stock were received in connection with the aforementioned note investments and a previous note investment that was repaid in 1996 and 1997. Warrants to purchase VisionComm common stock at $.8414 per share are summarized as follows:

                  Number of Shares                   Expiration Date
                  ----------------                   ---------------

                      104,529                          April 30, 2003
                       41,811                          September 30, 2003
                      742,813                          April 20, 2007
                      -------
                      889,153


All warrants provide for a cashless exercise. The Trust has the right to purchase approximately 19% of the equity ownership of VisionComm. The Trust, upon the occurrence of certain conditions, may "put" the warrant shares to VisionComm, beginning after May 15, 2003. VisionComm warrants are valued at $3.1586 per share, based on a recent preferred stock market transaction as adjusted to reflect the differences between preferred and common stock. The shares of VisionComm common stock referred to in the table have been restated to reflect a 5.9425 to 1 stock split which was effective July 17, 1998.

KINSETH HOSPITALITY COMPANY, INC. On April 16, 1997, the Trust invested in a senior secured note issued by Kinseth Hospitality Company, Inc. ("Kinseth"), which is primarily engaged in the hospitality industry. The six-year note carries a 14% interest rate with interest only payments with a balloon payment due May 16, 2003. The Trust received a warrant to purchase 25% of Kinseth's common stock for $11.80. The warrant expires during 2002. Beginning in 2004, the common shares may be called by Kinseth at a designated multiple or based on independent valuations. The Trust can "put" the common shares to Kinseth beginning May 1, 2003 if the common stock is not listed on a national exchange or NASDAQ, or prior to May 1, 2003, if other certain conditions are met, at a price based on fair market value less certain specified provisions. The valuation of Kinseth warrants reflects improved operating results and expanded operations.

LIVEWARE5, INC. LIVEware5, Inc. ("LIVEware") is a provider of distance based corporate education via advanced teleconferencing technologies. On December 31, 1997, the Trust acquired 300,000 shares of LIVEware common stock and warrants to purchase 600,000 shares of LIVEware common stock at a cost of $300,000. The exercise price of the warrants is $.01 per share of common stock. During February 1999 the Trust acquired an additional 13,333,333 shares of common stock and increased its ownership of outstanding shares from approximately 12% to 33%. In connection with the February 1999 investment, the investment agreement was amended to allow certain employees and other stockholders of LIVEware to acquire additional shares. On a fully diluted basis, the Trust's ownership share could range from approximately 14% to 18%.

The warrants will cancel upon LIVEware achieving certain levels of revenues and pretax profits beginning in fiscal year 2000. Subject to certain restrictions, the Trust can "put" the common stock and warrants to LIVEware beginning December 11, 2003 at the greater of a designated multiple or fair market value. The valuation reflects the cost of the most recent transaction.

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

EASY SYSTEMS, INC. Easy Systems, Inc. ("Easy Systems") is a manufacturer of mixing and measuring equipment used in agricultural and industrial processes. During February 1999, the Trust invested $700,000 in 11% unsecured subordinated debentures due March 1, 2004, of Easy Systems. Interest payments are not scheduled to begin until March 2000. In addition, the Trust received a warrant to purchase 290,060 shares of Easy Systems' common stock at an exercise price of $2.95 per share. The warrant expires on the earlier of February 2009, or upon the occurrence of a certain specified event. The Trust also received the right to "put" the shares to Easy Systems upon the occurrence of certain conditions beginning February, 2004, at the greater of fair market value or a designated multiple. The right to "put" the shares expires upon the earlier of a specified event or February, 2009.

SUBSEQUENT INVESTMENTS:

SUNSTAR HEALTHCARE, INC. During April 1999, the Trust invested $940,000 in SunStar Healthcare, Inc. ("SunStar"), an HMO serving the major population centers of Florida. The Trust appointed Berthel Fisher & Company Financial Services, Inc. ("BFCFS") as a broker of record and achieved a 6% discount from the offering price while BFCFS retained 2%. The Trust's investment advisor and BFCFS are subsidiaries of Berthel Fisher & Company and are therefore related parties. The Trust purchased 100,000 capital units consisting of one share of 10% Series A Preferred Stock that is convertible into Common Stock and one warrant to purchase a share of Common Stock. The Preferred Stock is convertible into common at $3.75 per common share for one year, and at 75% of the 90 day average bid price for the next three years. The minimum conversion price is $2.75 per common share. SunStar may, at its option, redeem all or any portion of the Preferred Stock at $15.00 per share, plus all accrued and unpaid dividends. The warrants provide for the purchase of one share of common stock at $5.00 per share for five years. BFCFS also allowed the Trust to receive the broker's portion of warrants which allow purchase of up to 20,000 shares of SunStar Common Stock at $4.00 per common share for five years.

INTER-MED, INC. On May 3, 1999, the Trust invested $500,000 in Inter-Med, Inc. ("Inter-Med"), a manufacturer and importer of products for the U.S. dental market. The Trust's acquisition of 1,340.96 shares of common stock amounted to approximately 19.2% of Inter-Med's outstanding common stock. Beginning May, 2006, the Trust may "put" the shares of common stock to Inter-Med at the greater of fair market value or a designated multiple. Beginning May, 2007, Inter-Med may elect to purchase ("call") all of the Inter-Med common stock owned by the Trust at the greater of fair market value or a designated multiple. The "put" and "call" rights expire upon the occurrence of a specified event.

The Trust expects to close another $500,000 investment on or near the date of filing this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS:                                           Three Months Ended
                                                        March 31, 1999               March 31, 1998
                                                        --------------               --------------

        Interest income                                  $  142,121                   $  143,147
        Other income                                         15,010                        2,500
        Management and administrative fees                   84,842                       55,534
        Trustee fees                                          9,000                        8,000
        Legal                                                38,187                        4,328
        Other general and administration                     37,314                        4,914


INTEREST INCOME: Below is a summary of interest income earned by the Trust for three months ended March 31, 1999 and 1998.

                                                         March 31, 1999                March 31, 1998
                                                         --------------                --------------

        Money Market                                       $ 30,782                     $ 55,647
        VisionComm                                           24,500                       17,500
        Hicklin                                              10,000                          -0-
        Kinseth                                              70,000                       70,000
        Easy Systems                                          6,839                          -0-
                                                          ---------                     --------

        Total Interest Income                              $142,121                     $143,147
                                                           ========                     ========

OTHER INCOME: The increase in other income is a result of processing fees ($14,000) that were collected in connection with an investment.

MANAGEMENT AND ADMINISTRATIVE FEES: The Trust accrues an annual management fee equal to 2.5% of the total assets of the Trust paid quarterly. The management fee increased $29,462 as a result of increased asset valuations.

OTHER GENERAL AND ADMINISTRATION: Other general and administration expenses increased reflecting the purchase of liability insurance for the Trustees and Trust Advisor ($12,240), travel and meeting expenses of non-control employees of the Trust Advisor to find new investment opportunities ($14,292), and association dues for the SBIC ($1,560).

LEGAL: Legal expenses incurred are associated with the structuring and monitoring of Trust activities and investments. Additional legal charges were incurred in the first quarter of 1999 in connection with the SRS bankruptcy in the amount of $30,739.

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

At the present time the Trust is not aware of any investment valuation that is impaired as a result of the Year 2000 issue. No investee company is contractually obligated to become Year 2000 compliant. All investee companies have been contacted regarding their readiness for the Year 2000. The trust was informed that Vision Comm expects to be fully compliant by June 1999 and has implemented an assessment and remedial process that encompasses external relationships. The Trust has been informed that other investee companies are in the process or beginning the evaluation of the Year 2000 impact, if any, at this time. The Trust expects that by the end of the third quarter of 1999, that all investee companies will have evaluated their Year 2000 issues. The Trust will then be able to determine what actions, if any, that it may take including, but not limited to, a decrease in the valuation of securities issued. In a worst case scenario any investee company could experience significant disruptions to cash flows and business processes that would lead to a decrease in the valuation of securities issued.

OTHER POTENTIAL PORTFOLIO COMPANIES AND TRUST ACTIVITIES: The Trust is working closely with several companies with the intention of completing investments with them in the very near future. There can be no assurance that these deals may be completed.


LIQUIDITY AND CAPITAL RESOURCES             Three Months Ended                  Three Months Ended
                                                March 31, 1999                      March 31, 1998
-------------------------------------------------------------------------------------------------------------
Major Cash Source:
   Liquidation of money market securities         $    809,217                        $     93,851
   Notes payable to investment advisor                 226,000                                 -0-
Major Cash Use:
   Investments                                         800,000                                 -0-
   Distribution payments                               184,220                             144,737

Distributions payable of $1,116,652 have been accrued as of March 31, 1999. The Trust accrued distributions based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the Final Closing. Since Final Closing, a priority return of 8% simple annual interest computed on a daily basis has been accrued.

 The Trust Advisor is not aware of any regulatory issues that may have a substantial negative impact on the portfolio companies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at March 31, 1999 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of March 31, 1999 the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, at March 31, 1999, the entire portfolio value is at risk in light of the underlying operations and financial health of investee companies. At March 31, 1999, the amount at risk was $9,860,728; at December 31, 1998 the amount at risk was $9,060,728. The change is a result of new investments made during first quarter of 1999. During the first quarter of 1999 the Trust did not change the valuation of any investments held at December 31, 1998.

At March 31, 1999, the portfolio consisted of the following:

                                                                             Cost             Valuation
                                                                             ----             ---------
         Notes and debentures                                               $3,800,000         $3,800,000
         Warrants to purchase common stock as a
              result of note and debenture financings                              -0-          5,558,478
         Preferred stock convertible into common stock                         404,800            400,000
         Common stock                                                          400,000            102,250
                                                                          ------------       ------------
                                                                            $4,604,800         $9,860,728
                                                                          ============       ============

                                     PART II

Item 1.       Legal Proceedings

              In 1996 Soil Recovery Services, Inc. ("SRS"), an investee of the Trust, was forced into involuntary Chapter 7 bankruptcy by another creditor. During 1997, there was a foreclosure sale of all real estate and certain personal property in which the SBA had a first security interest. The Trust's claim in the bankruptcy proceeding against SRS was discharged in September 1998. The President of SRS filed Chapter 7 bankruptcy in the fall of 1998 and the Trust's claim against him was discharged in March 1999. In the fourth quarter of 1996, the Trust filed a lawsuit against SRS, the President of SRS, Southwest Merchants Group, the investment banking firm which brought SRS to the Trust and the principles of that investment firm in the Northern District of Iowa. After the claims against SRS and the President of SRS were discharged in the respective bankruptcy proceedings, the Trust's remaining claims against Southwest Merchant Group and its principals were tried to a jury and a verdict was returned on April 19, 1999. The jury did not find in favor of the Trust.

Item 2.       Changes in securities - none

Item 3.       Defaults upon senior securities - none

Item 4.       Submission of matters to a vote of shareholders - none

Item 5.       Other information - none

Item 6.       Exhibits and reports on Form 8-k
              a.       Exhibits - none
              b.       Reports on Form 8-K

                       Item               Financial Statements              Date of Report
                       ----               --------------------              --------------
                        5                        None                     January 12, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BERTHEL GROWTH & INCOME TRUST I
                           -------------------------------
                                     (Registrant)


Date:    May 13, 1999      Ronald O. Brendengen/s/
         ------------      -----------------------------------------------------
                           Ronald O. Brendengen, Chief Financial Officer,
                           Treasurer


Date:    May 13, 1999      Daniel P. Wegmann/s/
         ------------      -----------------------------------------------------
                           Daniel P. Wegmann, Controller