Form 10-Q
period 1999-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 1999-08-13
CIK 937969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1999
                                                -------------
                                       or
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Transition Period From        to
                                                          ------    ------


                         Commission File Number 33-89506
                                                --------

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

                 100 Second Street SE, Cedar Rapids, Iowa 52401
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest -    10,541 shares as of August 10, 1999

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1.  Consolidated Financial Statements (unaudited):

               Consolidated Statements of Assets and Liabilities -
               June 30, 1999 and December 31, 1998                            3

               Consolidated Statements of Operations -
               three months ended June 30, 1999 and June 30, 1998             4

               Consolidated Statements of Operations -
               six months ended June 30, 1999 and June 30, 1998               5

               Consolidated Statements of Changes in Net Assets -
               six months ended June 30, 1999 and June 30, 1998               6

               Consolidated Statements of Cash Flows -
               six months ended June 30, 1999 and June 30, 1998               7

               Notes to Consolidated Financial Statements                     8

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                          13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           15


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal proceedings                                                   16
Item 2.  Changes in securities - none                                        17
Item 3.  Defaults upon senior securities - none                              17
Item 4.  Submission of matters to a vote of shareholders - none              17
Item 5.  Other information - none                                            17
Item 6.  Exhibits and reports on Form 8-K                                    17
         a.  Exhibits - none
         b.  No report on Form 8-K was filed for the quarter ended June 30, 1999

SIGNATURES                                                                   18

                         BERTHEL GROWTH & INCOME TRUST I

          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)


                                               June 30, 1999  December 31, 1998
                                               -------------  -----------------
ASSETS

Investments in securities (Note B)              $12,000,728   $ 9,060,728
Cash                                                236,093        31,663
Temporary investment in money
    market securities                               550,034     3,187,453
Interest and dividends receivable                    83,783        35,382
Deferred financing costs                             71,364           --
Other assets                                          1,884        66,216
                                                -----------   -----------
Total Assets                                     12,943,886    12,381,442
                                                -----------   -----------


LIABILITIES

Accounts payable and other accrued expenses          22,147        25,232
Distributions payable to shareholders             1,176,603     1,092,940
Due to affiliate                                     79,144        71,560
Debenture (Note C)                                1,000,000           --
                                                -----------   -----------
Total Liabilities                                 2,277,894     1,189,732
                                                -----------   -----------


COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $1,011.86 per share
   in 1999 and $1,061.73 per share in 1998)     $10,665,992   $11,191,710
                                                ===========   ===========

Net assets consist of:
Shares of beneficial interest (25,000 shares
   authorized;  10,541 shares issued
   and outstanding)                             $ 6,056,611   $ 6,474,786
Undistributed net investment income               4,609,381     4,716,924
                                                -----------   -----------
                                                $10,665,992   $11,191,710
                                                ===========   ===========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    THREE MONTHS ENDED
                                               JUNE 30, 1999  JUNE 30, 1998
                                               -------------  -------------
REVENUES:
     Interest income                              $ 120,433    $ 143,304
     Dividend income                                 21,917          -0-
     Other income                                       667        2,666
                                                  ---------    ---------
         Total revenues                             143,017      145,970
                                                  ---------    ---------

EXPENSES:
     Management and administrative fees              85,544       55,270
     Trustee fees                                     8,000       10,000
     Data processing                                  1,800        1,800
     Auditing and accounting fees                    10,560        9,571
     Legal expense                                   65,974       23,161
     Amortization of financing costs                  2,727          -0-
     Other general and administrative expenses       18,931       10,605
     Interest and financing fees                      4,388          -0-
                                                  ---------    ---------
         Total expenses                             197,924      110,407
                                                  ---------    ---------

NET INVESTMENT INCOME (LOSS) AND
     NET INCREASE (DECREASE) IN NET ASSETS
     RESULTING FROM OPERATIONS                      (54,907)      35,563
CUMULATIVE EFFECT OF A CHANGE
     IN ACCOUNTING PRINCIPLE (NOTEA)                    -0-          -0-
                                                  ---------    ---------
NET INCREASE (DECREASE) IN NET ASSETS             $ (54,907)   $  35,563
                                                  =========    =========

PER BENEFICIAL SHARE AMOUNTS:
Net investment income (loss) from operations      $   (5.21)   $    3.37
Cumulative effect of a change
     in accounting principle                            -0-          -0-
                                                  ---------    ---------
NET INVESTMENT INCOME (LOSS)                      $   (5.21)   $    3.37
                                                  =========    =========

WEIGHTED AVERAGE SHARES                              10,541       10,541
                                                  =========    =========

PRO FORMA AMOUNTS APPLYING THE METHODOLOGY
     OF ORGANIZATION COSTS RETROACTIVELY:
Net increase (decrease) in net assets             $ (54,907)   $  35,563
Net increase (decrease) in net assets
     per beneficial share                         $   (5.21)   $    3.37


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                               SIX MONTHS ENDED
                                                          JUNE 30, 1999  JUNE 30, 1998
                                                          -------------  -------------
REVENUES:
     Interest income                                         $ 262,554    $ 286,451
     Dividend income                                            21,917          -0-
     Other Income                                               15,677        5,166
                                                             ---------    ---------
         Total revenues                                        300,148      291,617
                                                             ---------    ---------

EXPENSES:
     Management and administrative fees                        170,386      110,804
     Trustee fees                                               17,000       18,000
     Data processing                                             3,600        3,600
     Auditing and accounting fees                               16,260       14,488
     Legal expense                                             104,161       27,489
     Amortization of financing costs                             3,636          -0-
     Other general and administrative expenses                  54,445       13,719
     Interest and financing fees                                 4,388          -0-
                                                             ---------    ---------
         Total expenses                                        373,876      188,100
                                                             ---------    ---------

NET INVESTMENT INCOME (LOSS) AND
     NET INCREASE (DECREASE) IN NET ASSETS
     RESULTING FROM OPERATIONS                                 (73,728)     103,517
CUMULATIVE EFFECT OF A CHANGE
     IN ACCOUNTING PRINCIPLE (NOTE A)                          (33,817)         -0-
                                                             ---------    ---------
NET INCREASE (DECREASE) IN NET ASSETS                        $(107,545)   $ 103,517
                                                             =========    =========

PER BENEFICIAL SHARE AMOUNTS:
Net investment income (loss) from operations                 $   (6.99)   $    9.82
Cumulative effect of a change
     in accounting principle                                     (3.21)         -0-
                                                             ---------    ---------
NET INVESTMENT INCOME (LOSS)                                 $  (10.20)   $    9.82
                                                             =========    =========

Weighted average shares                                         10,541       10,541
                                                             =========    =========

PRO FORMA AMOUNTS APPLYING THE METHODOLOGY
     OF ORGANIZATION COSTS RETROACTIVELY:
Net increase (decrease) in net assets                        $ (73,728)   $ 103,517
Net increase (decrease) in net assets per beneficial share   $   (6.99)   $    9.82

See notes to consolidated financial statements.

                                                                          Page 6
                         BERTHEL GROWTH & INCOME TRUST I

          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)


                                               SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                 JUNE 30, 1999                    JUNE 30, 1998
                                               --------------------             -------------------

                                           Shares of                        Shares of
                                           Beneficial                      Beneficial
                                             Interest      Amount             Interest    Amount
                                           ----------      ------          -----------    ------


Net investment income (loss) and
         net increase in assets
         resulting from operations              --     $    (73,728)           --     $    103,517


Distributions payable to shareholders           --         (418,173)           --         (418,173)

Cumulative effect of a change in
         accounting principle                   --          (33,817)           --             --

Net assets at beginning of period             10,541     11,191,710          10,541      6,590,958
                                              ------   ------------          ------   ------------


Net assets at end of period                   10,541   $ 10,665,992          10,541   $  6,276,302
                                              ======   ============          ======   ============


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      SIX MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30, 1999       JUNE 30, 1998
                                                      ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) in net assets                $  (107,545)       $   103,517
   Adjustments to reconcile net investment income
         to net cash flows from operating activities:
   Amortization of organizational and financing costs         3,636                880
   Changes in operating assets and liabilities:
   Temporary investment in money market securities        2,637,419            824,147
   Other assets                                              64,332             (3,157)
   Interest and dividend receivable                         (48,401)           (24,824)
   Due to affiliate                                           7,584             29,720
   Accounts payable and accrued expenses                     (3,085)           (12,103)
                                                        -----------        -----------
   Net cash flows from operating activities               2,553,940            918,180
                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of VisionComm, Inc. note receivable            700,000                --
   Investment in:
   VisionComm, Inc.                                             --           (200,000)
   Hicklin Engineering, L.C                                     --           (400,000)
   LIVEware5, Inc.                                         (100,000)               --
   Easy Systems, Inc.                                      (700,000)               --
   Sun Star Healthcare, Inc.                               (940,000)               --
   Avant Digital Marketing, Inc.                           (500,000)               --
   Inter-Med, Inc.                                         (500,000)               --
   International Pacific Seafoods, Inc.                    (900,000)               --
                                                        -----------        -----------
   Net cash flows from investing activities              (2,940,000)          (600,000)
                                                        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution payments to shareholders                   (334,510)          (269,676)
   SBA commitment and underwriting fees                     (75,000)               --
   Issuance of debenture                                  1,000,000                --
                                                        -----------        -----------
   Net cash flows from financing activities                 590,490           (269,676)
                                                        -----------        -----------

NET INCREASE (DECREASE) IN CASH                             204,430             48,504
CASH AT BEGINNING OF PERIOD                                  31,663             15,047
                                                        -----------        -----------
CASH AT END OF PERIOD                                   $   236,093        $    63,551
                                                        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Noncash financing activities:
   Distributions payable to shareholders                $   418,173        $   418,173


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Berthel Growth & Income Trust I and its wholly-owned subsidiary, Berthel SBIC, LLC, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

The Trust is amortizing nonrefundable Leverage fees paid to the U.S. Small Business Administration ("SBA") over the term of the SBA's commitment to provide financing to Berthel SBIC, LLC, a wholly owned subsidiary of the Trust. Fees paid in March 1999 amounted to $50,000 in exchange for the SBA's commitment to purchase up to $5,000,000 of debentures issued by Berthel SBIC, LLC. The commitment term expires September 30, 2003. Additional leverage fees (2%) and underwriting fees (1/2%) are deducted from the proceeds of debentures and are being amortized through the maturity date of the debenture. Leverage and underwriting fees of $25,000 were paid from the proceeds of the debenture issued in June 1999 and are being amortized through September 1, 2009. Accumulated amortization of leverage and underwriting fees was $3,636 as of June 30, 1999.

Prior to January 1, 1999, the Company capitalized SBIC organization costs and amortized these costs over the life of the SBIC. The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Effective January 1, 1999, the Company adopted this SOP and has written off SBIC organization costs of $33,817 and reported this as a cumulative effect of a change in accounting principle for the six month period ended June 30, 1999.

NOTE B -- INVESTMENTS:

                                                                               JUNE 30, 1999
                                                                            COST          VALUATION
                                                                         -----------   ------------
VISIONCOMM INC.:,
     Warrants to purchase 889,153 shares
         of common stock at $.8414 per share                             $      --     $ 2,808,478

KINSETH HOSPITALITY COMPANY, INC.:
     Note receivable                                                       2,000,000     2,000,000
     Warrants for 25% of the outstanding
         common stock at $0.01 per share                                        --       2,750,000

LIVEWARE5, INC.:
     13,633,333 shares of common stock, no par value and
         warrants for 600,000 shares at $0.01 per share                      400,000       102,250

HICKLIN ENGINEERING, L.C.:
     Subordinated note                                                       400,000       400,000

OBJECT SPACE, INC.:
     108,108 shares of Series B convertible preferred stock                  404,800       400,000

EASY SYSTEMS, INC.:
     Subordinated debenture and warrants to purchase
         290,060 shares of stock at $2.95 per share                          700,000       700,000

SUNSTAR HEALTHCARE, INC.:
     100,000 shares of 10% Series A convertible preferred stock and warrants to purchase 100,000 shares common stock at $5.00 and
         20,000 shares of common stock stock at $4.00                        940,000       940,000

INTER-MED, INC.:
     1,340.96 shares of common stock                                         500,000       500,000

AVANT DIGITAL MARKETING, INC.:
     5,000 shares of 8% Series A preferred stock
         plus warrants to purchase 1,323,229 shares
         of common stock for $1,155                                          500,000       500,000

INTERNATIONAL PACIFIC SEAFOODS, INC.:
     12% subordinated note and warrants to purchase
         1,324 shares of common stock for $.76 per share                     900,000       900,000
                                                                         -----------   -----------

                                                                         $ 6,744,800   $12,000,728
                                                                         ===========   ===========

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

             Number of Shares                  Expiration Date
                 104,529                       April 30, 2003
                  41,811                       September 30, 2003
                 742,813                       April 20, 2007
                 -------
                 889,153
                 =======
All warrants provide for a cashless exercise. The Trust has the right to purchase approximately 19% of the equity ownership of VisionComm. The Trust, upon the occurrence of certain conditions, may "put" the warrant shares to VisionComm, beginning after May 15, 2003. VisionComm warrants are valued at $3.1586 per share, based on a recent preferred stock market transaction as adjusted to reflect the differences between preferred and common stock. The shares of VisionComm common stock referred to in the table have been restated to reflect a 5.9425 to 1 stock split which was effective July 17, 1998.

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

SUNSTAR HEALTHCARE, INC. During April 1999, the Trust invested $940,000 in SunStar Healthcare, Inc. ("SunStar"), an HMO serving the major population centers of Florida. The Trust appointed Berthel Fisher & Company Financial Services, Inc. ("BFCFS") as a broker of record and achieved a 6% discount from the offering price while BFCFS retained 2%. The Trust's investment advisor and BFCFS are subsidiaries of Berthel Fisher & Company and are therefore related parties. The Trust purchased 100,000 capital units consisting of one share of 10% Series A Preferred Stock that is convertible into Common Stock and one warrant to purchase a share of Common Stock. The Preferred Stock is convertible into common at $3.75 per common share until April 16, 2001, and at

75% of the 90 day average bid price until April 16, 2002. The minimum conversion price is $2.75 per common share. SunStar may, at its option, redeem all or any portion of the Preferred Stock at $15.00 per share, plus all accrued and unpaid dividends. The warrants provide for the purchase of one share of common stock at $5.00 per share until April 16, 2004. BFCFS also allowed the Trust to receive the broker's portion of warrants which allow purchase of up to 20,000 shares of SunStar Common Stock at $4.00 per common share until April 16, 2004.

INTER-MED, INC. On May 3, 1999, the Trust invested $500,000 in Inter-Med, Inc. ("Inter-Med"), a manufacturer and importer of products for the U.S. dental market. The Trust's acquisition of 1,340.96 shares of common stock amounted to approximately 19.2% of Inter-Med's outstanding common stock. Beginning May, 2006, the Trust may "put" the shares of common stock to Inter-Med at the greater of fair market value or a designated multiple. Beginning May, 2007, Inter-Med may elect to purchase ("call") all, but not less than all, of the Inter-Med common stock owned by the Trust at the greater of fair market value or a designated multiple. The "put" and "call" rights expire upon the occurrence of a specified event.

AVANT DIGITAL MARKETING, INC. During June, $500,000 was invested in Avant Digital Marketing, INC. ("Avant"). Avant creates and delivers tools and services enabling the convergence of live video, data and e-commerce. Avant does business as Webcasts.com and plans to change it official corporate name to Webcasts.com, Inc. in the near future. The investment consists of 5,000 shares of Series A, 8%, Cumulative, Redeemable Preferred Stock, plus warrants to purchase 1,323,229 shares of common stock for $1,155. The warrants expire May 14, 2009. If the warrants are exercised, the Trust ownership would be approximately 6% on a fully diluted basis. The investments may be put back to Avant at fair market value during the period June 2004 through June 2006.

INTERNATIONAL PACIFIC SEAFOODS, INC. $900,000 was invested in International Pacific Seafoods, Inc. ("IPS") on June 2, 1999. IPS provides seafood and supplemental products to wholesale, retail and the food service industry. The Trust received a 12% Subordinated Note due $250,000 on June 1, 2003; $300,000 on June 1, 2004; and $350,000 on June 1, 2005. In addition to the note, the Trust received warrants to purchase 1,324 shares of IPS common stock, currently equivalent to approximately 25% of IPS, at $.76 per common share. The warrants expire June 1, 2006 and may be exercised only in the case of certain events that include a public offering or change of control. The Trust has the right to put the warrants or shares purchased with warrants back to IPS at fair market value during the period June 2005 through June 2006.

NOTE C -- DEBENTURES

The Trust issued a $1,000,000 debenture that is guaranteed by the SBA during June 1999. The debenture requires the payment of interest plus a 1% SBA fee semiannually and matures on September 1, 2009. The interest rate in effect through September 28, 1999 is 5.798%. The SBA will establish the interest rate applicable to periods after September 28, 1999 on September 29, 1999. The debenture is subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

                                                  Three Months Ended                      Six Months Ended
DESCRIPTION:                                 June 30, 1999    June 30, 1998        June 30, 1999    June 30, 1998
                                             ------------------------------        ------------------------------
Interest income                               $120,433         $143,304              $262,554          $286,451
Dividend income                                 21,917             --                  21,917              --
Other income                                       667            2,666                15,677             5,166
Management and administrative fees              85,544           55,270               170,386           110,804
Trustee fees                                     8,000           10,000                17,000            18,000
Legal                                           65,974           23,161               104,161            27,489
Other general and administrative expense        18,931           10,605                54,445            13,719


INTEREST AND DIVIDEND INCOME: Below is a summary of interest and dividend income earned by the Trust.


                                                  Three Months Ended                     Six Months Ended
                                               06/30/99         06/30/98             06/30/99          06/30/98
                                             ------------------------------        ------------------------------
Interest income:
       Money Market                          $  10,822         $ 52,913             $  41,604          $108,560
       VisionComm                                1,361           20,281                25,861            37,781
       Hicklin                                  10,000              110                20,000               110
       Kinseth                                  70,000           70,000               140,000           140,000
       Easy Systems                             19,250             --                  26,089              --
       International Pacific Seafoods            9,000             --                   9,000              --
                                             ---------         --------             ---------          --------
       Total Interest Income                 $ 120,433         $143,304             $ 262,554          $286,451
                                             =========         ========             =========          ========

Dividend income:
       SunStar Healthcare                    $  21,917             --               $  21,917              --
                                             =========         ========             =========          ========


OTHER INCOME: The increase in other income in the six months ended June 30, 1999 is a result of processing fees ($14,000) that were collected in connection with an investment.

MANAGEMENT AND ADMINISTRATIVE FEES: The Trust accrues an annual management fee equal to 2.5% of the total assets of the Trust paid quarterly. The management fee increased $59,890 and $30,428 for the six months and quarter ended June 30, 1999, respectively. Increased management fees are a result of increased asset valuations.

OTHER GENERAL AND ADMINISTRATION: Other general and administration expenses increased for the six months ended June 30, 1999, reflecting the purchase of liability insurance for the Trustees and Trust Advisor ($12,240), travel and meeting expenses of non-control employees of the Trust Advisor to find new investment opportunities ($22,906), and association dues for the SBIC ($1,560). During the second quarter travel and meeting expenses increased $13,112 over 1998.

LEGAL: Legal expenses incurred are associated with the structuring and monitoring of Trust activities and investments. Additional legal charges were incurred in the second quarter of 1999 in connection with the SRS bankruptcy in the amount of $42,777 and $73,516 for the year to date. This represents increases over the same periods of 1998 of $33,149 and $60,319, respectively.

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

During March 1999, the SBIC received approval for SBA leverage ("Leverage") reserved in the form of debentures equal to $5,000,000 to be issued on or prior to September 30, 2003. In exchange for the approved Leverage, the SBIC paid the SBA a nonrefundable fee of $50,000 during March, 1999 and the remaining portion of the Leverage fee in the amount of $100,000 is being deducted pro rata as proceeds are drawn. Each issuance of Leverage is conditional upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA may also limit the amounts that may be drawn each year.

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

The Trust could incur losses if portfolio companies incur business losses related to the Year 2000 challenge. In a worst case scenario any investee company could experience significant disruptions to cash flows and business processes that would lead to a decrease in the valuation of securities issued. No investee company is contractually obligated to become Year 2000 compliant. However, the Trust has contacted all investee companies concerning their readiness for the Year 2000 and is not aware of any investment valuation that is impaired as a result of the Year 2000 issue. If the Trust becomes aware of expected or actual business losses resulting from the Year 2000 challenge it will make appropriate adjustments to investment valuations at that time.


OTHER TRUST ACTIVITIES:


LIQUIDITY AND CAPITAL RESOURCES


                                                    SIX MONTHS ENDED   SIX MONTHS ENDED
                                                      JUNE 30, 1999      JUNE 30, 1998
---------------------------------------------------------------------------------------
Major Cash Source:
   Repayment of note receivable                       $   700,000      $    --
   Liquidation of money market securities               2,637,419         824,147

Major Cash Use:
   Investments                                        $ 3,640,000      $  600,000
   Distribution payments                                  334,510         269,676
--------------------------------------------------------------------------------------



Distributions payable of $1,176,603 have been accrued as of June 30, 1999. The Trust accrued distributions based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the Final Closing. Since Final Closing, a priority return of 8% simple annual interest computed on a daily basis has been accrued.

The Trust Advisor is not aware of any regulatory issues that may have a material impact on the portfolio companies.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at June 30, 1999 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of June 30, 1999 the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, at June 30, 1999, the entire portfolio value is at risk in light of the underlying operations and financial health of investee companies. At June 30, 1999, the amount at risk was $12,000,728; at December 31, 1998 the amount at risk was $9,060,728. The change is primarily a result of new investments made during the first six months of 1999. During the first six months of 1999 the Trust did not change the valuation of any investments held at December 31, 1998.


At June 30, 1999, the portfolio consisted of the following:


                                                  Cost        Valuation
                                               -----------   -----------
Notes and debentures                           $ 4,000,000   $ 4,000,000
Warrants to purchase common stock as a
     result of note and debenture financings           -0-     5,558,478
Preferred stock                                  1,844,800     1,840,000
Common stock                                       900,000       602,250
                                               -----------   -----------
                                               $ 6,744,800   $12,000,728
                                               ===========   ===========


PART II           OTHER INFORMATION

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


Item 2.    Changes in securities - none

Item 3.    Defaults upon senior securities - none

Item 4.    Submission of matters to a vote of shareholders - none

Item 5.    Other information - none

Item 6.    Exhibits and reports on Form 8-k
           a.  Exhibits - none
           b.  Reports on Form 8-K - none

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  BERTHEL GROWTH & INCOME TRUST I
                                         (Registrant)


Date:   August 12, 1999           /s/ Ronald O. Brendengen
        ---------------           ------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer


Date:   August 12, 1999           /s/ Daniel P. Wegmann
        ---------------           ---------------------
                                  Daniel P. Wegmann, Controller