Form 10-Q
period 1999-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 1999-11-12
CIK 937969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1999
                                                   ------------------
                                       or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period From          to
                                                             --------   --------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest - 10,541 shares as of November 2, 1999

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
-------  ---------------------                                              ----

Item 1.  Consolidated Financial Statements (unaudited):

            Consolidated Statements of Assets and Liabilities -
            September 30, 1999 and December 31, 1998                          3

            Consolidated Statements of Operations -
            three months ended September 30, 1999 and September 30, 1998      4

            Consolidated Statements of Operations -
            nine months ended September 30, 1999 and September 30, 1998       5

            Consolidated Statements of Changes in Net Assets -
            nine months ended September 30, 1999 and September 30, 1998       6

            Consolidated Statements of Cash Flows -
            nine months ended September 30, 1999 and September 30, 1998       7

            Notes to Consolidated Financial Statements                        8

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19
Item 2.  Changes in Securities                                               19
Item 3.  Defaults Upon Senior Securities                                     19
Item 4.  Submission of Matters to a Vote of Shareholders                     19
Item 5.  Other Information                                                   19
Item 6.  Exhibits and Reports on Form 8-K                                    19


SIGNATURES                                                                   20

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)


                                                  SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                  ------------------       -----------------
ASSETS

Investments in securities (Note B)                    $12,231,728              $ 9,060,728
Cash                                                       82,585                   31,663
Temporary investment in money
     market securities                                    703,833                3,187,453
Interest and dividends receivable                         134,595                   35,382
Deferred financing costs, net of amortization             105,520                      -0-
Other assets                                                8,054                   66,216
                                                      -----------              -----------
Total Assets                                           13,266,315               12,381,442
                                                      -----------              -----------


LIABILITIES

Accounts payable and other accrued expenses                27,194                   25,232
Distributions payable to shareholders                   1,287,116                1,092,940
Due to affiliate                                           85,450                   71,560
Debenture (Note C)                                      2,500,000                      -0-
                                                      -----------              -----------
Total Liabilities                                       3,899,760                1,189,732
                                                      -----------              -----------


COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $888.58 per share
     in 1999 and $1,061.73 per share in 1998)         $ 9,366,555              $11,191,710
                                                      ===========              ===========

Net assets consist of:
Shares of beneficial interest (25,000 shares
     authorized; 10,541 shares issued
     and outstanding)                                 $ 5,844,059              $ 6,474,786
Undistributed net investment income                     3,522,496                4,716,924
                                                      -----------              -----------
                                                      $ 9,366,555              $11,191,710
                                                      ===========              ===========

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             THREE MONTHS ENDED SEPTEMBER 30
                                                                       --------------------------------------------
                                                                            1999                        1998
                                                                       ----------------            ---------------
REVENUES:
     Interest income                                                   $        135,465            $        151,494
     Dividend income                                                             25,206                         -0-
     Other income                                                                   -0-                       7,669
         Total revenues                                                         160,671                     159,163
                                                                       ----------------            ----------------
EXPENSES:
     Management and administrative fees                                          91,850                      55,261
     Trustee fees                                                                 8,000                       8,000
     Data processing                                                              1,800                       1,800
     Auditing and accounting fees                                                 5,700                       8,900
     Legal expense                                                               14,059                      17,263
     Amortization of financing costs                                              3,344                         -0-
     Other general and administrative expenses                                   (2,745)                     16,592
     Interest and financing fees                                                 20,546                         -0-
                                                                       ----------------            ----------------
         Total expenses                                                         142,554                     107,816
                                                                       ----------------            ----------------

NET INVESTMENT INCOME                                                            18,117                      51,347
UNREALIZED GAIN (LOSS) ON INVESTMENTS                                        (1,105,000)                  1,919,325
                                                                       ----------------            ----------------

NET INCREASE (DECREASE) IN NET ASSETS                                  $     (1,086,883)           $      1,970,672
                                                                       ================            ================

PER BENEFICIAL SHARE AMOUNTS:
Net increase (decrease) in net assets                                  $        (103.11)           $         186.95
                                                                       ================            ================

WEIGHTED AVERAGE SHARES                                                          10,541                      10,541
                                                                       ================            ================

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                                       --------------------------------------------
                                                                            1999                         1998
                                                                       ----------------            ----------------
REVENUES:
     Interest income                                                   $        398,019            $        437,945
     Dividend income                                                             47,123                         -0-
     Other Income                                                                15,677                      12,835
                                                                       ----------------            ----------------
         Total revenues                                                         460,819                     450,780
                                                                       ----------------            ----------------
EXPENSES:
     Management and administrative fees                                         262,236                     166,065
     Trustee fees                                                                25,000                      26,000
     Data processing                                                              5,400                       5,400
     Auditing and accounting fees                                                21,960                      23,388
     Legal expense                                                              118,220                      44,752
     Amortization of financing costs                                              6,980                         750
     Other general and administrative expenses                                   51,700                      29,561
     Interest and financing fees                                                 24,934                          -0-
                                                                       ----------------            ----------------
         Total expenses                                                         516,430                     295,916
                                                                       ----------------            ----------------

NET INVESTMENT INCOME (LOSS)                                                    (55,611)                    154,864
UNREALIZED GAIN (LOSS) ON INVESTMENTS                                        (1,105,000)                  1,919,325
                                                                       ----------------            ----------------
NET INCREASE (DECREASE) IN NET ASSETS
     RESULTING FROM OPERATIONS                                               (1,160,611)                  2,074,189
CUMULATIVE EFFECT OF A CHANGE
     IN ACCOUNTING PRINCIPLE (NOTE A)                                           (33,817)                        -0-
                                                                       ----------------            ----------------
NET INCREASE (DECREASE) IN NET ASSETS                                  $     (1,194,428)           $      2,074,189
                                                                       ================            ================

PER BENEFICIAL SHARE AMOUNTS:
Net increase (decrease) in net assets
     resulting from operations                                         $        (110.10)           $         196.77
Cumulative effect of a change in accounting principle                             (3.21)                        -0-
                                                                       ----------------            ----------------
NET INVESTMENT INCOME (LOSS)                                           $        (113.31)           $         196.77
                                                                       ================            ================

WEIGHTED AVERAGE SHARES                                                          10,541                      10,541
                                                                       ================            ================

PRO FORMA AMOUNTS APPLYING THE METHODOLOGY
     OF ORGANIZATION COSTS RETROACTIVELY:
Net increase (decrease) in net assets                                  $     (1,160,611)           $      2,074,189
Net increase (decrease) in net assets per beneficial share             $        (110.10)           $         196.77

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)



                                                   NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998
                                                  ------------------                  ------------------



                                              Shares of                        Shares of
                                             Beneficial                        Beneficial
                                              Interest       Amount             Interest         Amount
                                               -------      --------            --------         -------
Net increase (decrease) in net
     assets resulting from operations                      $(1,160,611)                        $ 2,074,189

Distributions payable to shareholders             ---         (630,727)              ---          (630,726)

Cumulative effect of a change in
     accounting principle                         ---          (33,817)              ---               -0-

Net assets at beginning of period              10,541       11,191,710            10,541         6,590,958
                                              -------       ----------           -------       -----------


Net assets at end of period                    10,541      $ 9,366,555            10,541       $ 8,034,421
                                              =======      ===========           =======       ===========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   NINE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 1999             SEPTEMBER 30, 1998
                                                                  --------------------            -------------------
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                                $    (1,194,428)              $      2,074,189
Adjustments to reconcile net investment income
   to net cash flows from operating activities:
   Unrealized (gain) loss on investments                                   1,105,000                     (1,919,325)
   Amortization of organizational and financing costs                          6,980                            750
Changes in operating assets and liabilities:
   Temporary investment in money market securities                         2,483,620                        894,772
   Other assets                                                               58,162                         (3,838)
   Interest and dividend receivable                                          (99,213)                       (29,111)
   Due to affiliate                                                           13,890                         29,710
   Accounts payable and accrued expenses                                       1,962                         (9,009)
                                                                     ---------------               ----------------
Net cash flows from operating activities                                   2,375,973                      1,038,138
                                                                     ---------------               ----------------

INVESTING ACTIVITIES:
Repayment of VisionComm, Inc. note receivable                                700,000                            -0-
Investment in:
   VisionComm, Inc.                                                              -0-                       (200,000)
   Hicklin Engineering, L.C.                                                     -0-                       (400,000)
   LIVEware5, Inc.                                                          (200,000)                           -0-
   Easy Systems, Inc.                                                       (700,000)                           -0-
   Sun Star Healthcare, Inc.                                                (940,000)                           -0-
   Webcasts.com, Inc.                                                       (500,000)                           -0-
   Inter-Med, Inc.                                                          (500,000)                           -0-
   International Pacific Seafoods, Inc.                                     (900,000)                           -0-
   Edmin.com, Inc.                                                          (736,000)                           -0-
   Physicians Total Care                                                    (500,000)                           -0-
                                                                     ---------------               ----------------
Net cash flows from investing activities                                  (4,276,000)                      (600,000)
                                                                     ---------------               ----------------

FINANCING ACTIVITIES:
   Distribution payments to shareholders                                    (436,551)                      (414,154)
   SBA commitment and underwriting fees                                     (112,500)                           -0-
   Proceeds from issuance of debenture                                     2,500,000                            -0-
                                                                     ---------------               ----------------
Net cash flows from financing activities                                   1,950,949                       (414,154)
                                                                     ---------------               ----------------

NET INCREASE IN CASH                                                          50,922                         23,984
CASH AT BEGINNING OF PERIOD                                                   31,663                         15,047
                                                                     ---------------               ----------------
CASH AT END OF PERIOD                                                $        82,585               $         39,031
                                                                     ===============               ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Noncash financing activities:
   Distributions payable to shareholders                             $       630,727               $        216,572

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Berthel Growth & Income Trust I and its wholly-owned subsidiary, Berthel SBIC, LLC, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

The Trust is amortizing nonrefundable Leverage fees paid to the U.S. Small Business Administration ("SBA") over the term of the SBA's commitment to provide financing to Berthel SBIC, LLC, a wholly owned subsidiary of the Trust. Fees paid in March 1999 amounted to $50,000 in exchange for the SBA's commitment to purchase up to $5,000,000 of debentures issued by Berthel SBIC, LLC. The commitment term expires September 30, 2003. Additional leverage fees (2%) and underwriting fees (1/2%) are deducted from the proceeds of each debenture and are amortized through the maturity date of each debenture. Leverage and underwriting fees of $62,500 were paid from the proceeds of debentures issued in 1999. Accumulated amortization of leverage and underwriting fees was $6,980 as of September 30, 1999.

Prior to January 1, 1999, the Company capitalized SBIC organization costs and amortized these costs over the life of the SBIC. The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Effective January 1, 1999, the Company adopted this SOP and has written off SBIC organization costs of $33,817 and reported this as a cumulative effect of a change in accounting principle for the nine-month period ended September 30, 1999.

NOTE B -- INVESTMENTS:     SEPTEMBER 30, 1999

                                                                                  COST                    VALUATION
                                                                                -----------              -----------
         VISIONCOMM INC.:
              Warrants to purchase 889,153 shares
                  of common stock at $.8414 per share                           $      -0-               $2,808,478

         KINSETH HOSPITALITY COMPANY, INC.:
              Note receivable                                                    2,000,000                2,000,000
              Warrants for 25% of the outstanding
                  common stock at $0.01 per share                                      -0-                1,500,000

         LIVEware5, INC.:
              13,633,333 shares of common stock, no par value and
                  warrants for 600,000 shares at $0.01 per share                   400,000                  102,250
              12% debenture and warrants to purchase 4,000,000
                  shares at $.001 per share                                        100,000                  100,000

         HICKLIN ENGINEERING, L.C.:
              Subordinated note                                                    400,000                  400,000

         OBJECT SPACE, INC.:
              108,108 shares of Series B convertible preferred stock               404,800                  400,000

         EASY SYSTEMS, INC.:
              Subordinated debenture and warrants to purchase
                  290,060 shares of stock at $2.95 per share                       700,000                  700,000

         SUNSTAR HEALTHCARE, INC.:
              100,000 shares of 10% Series A convertible preferred stock and warrants to purchase 100,000 shares common stock at $5.00 and
                  20,000 shares of common stock stock at $4.00                     940,000                1,085,000

         INTER-MED, INC.:
              1,340.96 shares of common stock                                      500,000                  500,000

         WEBCASTS.COM, INC.:
              5,000 shares of 8% Series A preferred stock plus warrants to purchase 1,354,297 shares
                  of common stock for $1,155                                       500,000                  500,000

         INTERNATIONAL PACIFIC SEAFOODS, INC.:
              12% subordinated note and warrants to purchase
                  1,324 shares of common stock for $.76 per share.                 900,000                  900,000

         EDMIN.COM, INC.:
              200,000 shares of Series A cumulative convertible preferred stock and warrants to purchase 20,000
                  shares of common stock at $4.00 per share                                736,000          736,000

         PHYSICIANS TOTAL CARE:
              10% promissory note and warrants to purchase 140,000 shares of common stock for at total of $5,000 and class B warrants to purchase
                  210,000 common shares at $5.00 per share                                 500,000          500,000
                                                                                           -------          -------

                                                                                       $ 8,080,800      $12,231,728
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

KINSETH HOSPITALITY COMPANY, INC. On April 16, 1997, the Trust invested in a senior secured note issued by Kinseth Hospitality Company, Inc. ("Kinseth"), which is primarily engaged in the hospitality industry. The six-year note carries a 14% interest rate with interest only payments with a balloon payment due May 16, 2003. The Trust received a warrant to purchase 25% of Kinseth's common stock for $11.80. The warrant expires during 2002. Beginning in 2004, the common shares may be called by Kinseth at a designated multiple or based on independent valuations. The Trust can "put" the common shares to Kinseth beginning May 1, 2003 if the common stock is not listed on a national exchange or NASDAQ, or prior to May 1, 2003, if other certain conditions are met, at a price based on fair market value less certain specified provisions. The value at September 30, 1999 was adjusted downward to reflect declines in market conditions for similar publicly traded stocks.

LIVEware5, INC. LIVEware5, Inc. ("LIVEware") is a provider of distance based corporate education via advanced teleconferencing technologies. On December 31, 1997, the Trust acquired 300,000 shares of LIVEware common stock and warrants to purchase 600,000 shares of LIVEware common stock at a cost of $300,000. The exercise price of the warrants is $.01 per share of common stock. During February 1999 the Trust acquired an additional 13,333,333 shares of common stock. In connection with the February 1999 investment, the original investment agreement was amended to allow certain employees and other stockholders of LIVEware to acquire additional shares. The warrants will cancel upon LIVEware achieving certain levels of revenues and pretax profits beginning in fiscal year 2000.

During August 1999 the Trust purchased $100,000 of LIVEware's 12% debentures, due September 1, 2004. Interest payments are deferred until September 1, 2000, at which time all interest accruing since the date of this debenture shall be paid in full. Thereafter, interest shall be paid quarterly in arrears. In connection with the purchase of debentures, the Trust received warrants ("1999 Warrants") to purchase 4,000,000 shares of LIVEware's common stock for $.001 per share and certain terms of the investment agreement were amended. The 1999 Warrants expire during August, 2009. Following the issuance of the 1999 Warrants the Trust's ownership share is approximately 19% on a fully diluted basis.

During any event of default, the Trust may put the 300,000 shares of common stock to LIVEware at the greater of $1.00 per share or the fair market value. The remaining common stock and warrants may be put to LIVEware at fair market value during any event of default.

HICKLIN ENGINEERING, L.C. Hicklin Engineering, L.C. ("Hicklin") specializes in manufacturing drive train component test equipment and dynometer systems. Hicklin designs equipment and integrated test systems used to test vehicular drive train components. On June 30, 1998, the Trust invested $400,000 in a Hicklin secured 10% subordinated note due June 30, 2003, and a warrant to purchase 6,857 units of membership interest at an exercise price of $.01. The note is collateralized by substantially all the assets of Hicklin. The warrant expires on May 1, 2006. The exercise of these warrants would give the Trust a 6.86% membership interest in Hicklin. The Trust can "put" the warrant shares to Hicklin upon the occurrence of certain specified events or beginning June 30, 2003 at a designated multiple or based on independent valuations.

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

EASY SYSTEMS, INC. Easy Systems, Inc. ("Easy Systems") is a manufacturer of mixing and measuring equipment used in agricultural and industrial processes. During February 1999, the Trust invested $700,000 in 11% unsecured subordinated debentures due March 1, 2004. Interest payments are not scheduled to begin until March 2000. In addition, the Trust received a warrant to purchase 290,060 shares of Easy Systems' common stock at an exercise price of $2.95 per share, which amounts to approximately 5.6% of Easy Systems' fully diluted common equity. The warrant expires on the earlier of February 2009, or upon the occurrence of a certain specified event. The Trust also received the right to "put" the shares to Easy Systems upon the occurrence of certain conditions or beginning February, 2004, at the greater of fair market value or a designated multiple. The right to "put" the shares expires upon the earlier of a specified event or February, 2009.

SunStar HEALTHCARE, INC. During April 1999, the Trust invested $940,000 in SunStar Healthcare, Inc. ("SunStar"), an HMO serving the major population centers of Florida. The Trust appointed Berthel Fisher & Company Financial Services, Inc. ("BFCFS") as a broker of record and achieved a 6% discount from the offering price while BFCFS retained 2%. The Trust's investment advisor and BFCFS are subsidiaries of Berthel Fisher & Company and are therefore related parties. The Trust purchased 100,000 capital units consisting of one share of 10% Series A Preferred Stock that is convertible into Common Stock and one warrant to purchase a share of Common Stock. The Preferred Stock is convertible into common at $3.75 per common share until April 16, 2001, and at 75% of the 90 day average bid price until April 16, 2002. The minimum conversion price is $2.75 per common share. SunStar may, at its option, redeem all or any portion of the Preferred Stock at $15.00 per share, plus all accrued and unpaid dividends. The warrants provide for the purchase of one share of common stock at $5.00 per share until April 16, 2004. BFCFS also allowed the Trust to receive the broker's portion of warrants which allow purchase of up to 20,000 shares of SunStar Common Stock at $4.00 per common share until April 16, 2004. The Trust's equity ownership amounts to approximately 5.7% of SunStar on a fully diluted basis. SunStar preferred stock was increased in value as of September 30, 1999, reflecting increases in the underlying common stock values.

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

WEBCASTS.COM, INC. During June, $500,000 was invested in Avant Digital Marketing, Inc. ("Avant"). Avant changed its name to Webcasts.com, Inc. ("Webcasts") on August 18,1999. Webcasts creates and delivers tools and services enabling the convergence of live video, data and e-commerce. The investment consists of 5,000 shares of Series A, 8%, Cumulative, Redeemable Preferred Stock, plus warrants to purchase 1,354,297 shares of common stock for $1,155. The warrants expire May 14, 2009. If the warrants are exercised, the Trust ownership would be approximately 5.6% on a fully diluted basis. The investments may be put back to Webcasts at fair market value during the period May 15, 2004 through May 15, 2006.

INTERNATIONAL PACIFIC SEAFOODS, INC. $900,000 was invested in International Pacific Seafoods, Inc. ("IPS") on June 2, 1999. IPS provides seafood and supplemental products to wholesale, retail and the food service industry. The Trust received a 12% Subordinated Note due $250,000 on June 1, 2003; $300,000 on June 1, 2004; and $350,000 on June 1, 2005. In addition to the note, the Trust received warrants to purchase 1,324 shares of IPS common stock, currently equivalent to approximately 25% of IPS, at $.76 per common share. The warrants expire June 1, 2006 and may be exercised only in the case of certain events that include a public offering or change of control. The Trust has the right to put the warrants or shares purchased with warrants back to IPS at fair market value during the period June 2005 through June 2006 or after an event of default. Interest payment terms were restructured during August 1999 to allow deferral of the first four months of interest to the second four months of the investment term.

EDMIN.COM, INC. EDmin.com provides Internet-based software products, technology planning, and systems integration to educational institutions. The investment consists of 200,000 shares of Series A, 9.0% Cumulative Convertible Preferred Stock. The preferred shares are convertible into common stock on one-for-one basis, subject to adjustment. After May 31, 2004, the preferred shares may be redeemed at Edmin.com's option. The Trust appointed BFCFS as a broker of record and achieved an 8% discount from the offering price and received BFCFS's warrants to purchase 20,000 shares of common stock of Edmin.com at $4.00 per share. The Trust's ownership interest is approximately 3.6% of EDmin.com's common equity, assuming conversion of preferred shares into common stock and exercise of warrants, on a fully diluted basis.

PHYSICIANS TOTAL CARE INC. Physicians Total Care ("PTC") provides prescription medication systems to physicians' offices for point-of-care dispensing of medications to patients. The investment consists of Promissory Notes bearing 10% interest per annum and due October 1, 2004. All interest accrued to October 1, 2000 will be added to the principal outstanding as of October 1, 2000. After such date, interest will be paid quarterly in arrears. Upon the occurrence of certain specified events, the Trust may convert all, but not less than all, of the principal amount to common stock at a rate of one share of common stock for each $5.00 of principal outstanding. The Promissory Notes are being purchased in two tranches: The first tranche is $500,000 and was closed in September 1999. The second tranche is $250,000. Funding of the second tranche is subject to PTC raising a specified level of additional capital and achieving specified operating results. In addition to the notes the Trust received Class A warrants to purchase 140,000 shares of common stock for a total of $5,000 and Class B warrants to purchase 210,000 shares of common stock at $5.00 per share. Upon the occurrence of certain specified events, the exercise price of Class B warrants will drop to $1.00 per share. The warrants expire during September, 2006 and will give the Trust a 7.7% ownership stake in the Company on a fully diluted basis. Upon the occurrence of certain specified events or during the period from September 27, 2004 to September 27, 2006, the Trust may put the warrants or warrant shares to PTC at fair market value, plus all accrued and unpaid dividends.

SUBSEQUENT INVESTMENTS:

During October 1999 the Trust committed to invest $1,000,000 in common stock issued by ServeCore Business Solutions, Inc. ("ServeCore".) ServeCore sells copiers and ancillary equipment in the commercial office market. The first stage of funding, $700,000, was invested during October in exchange for 2,661 shares of common stock. The second stage of funding, $300,000, is expected to close before December 31, 1999 and will result in an additional 1,002 shares of common stock. Following the second stage of equity financing the Trust will own 28% of ServeCore's common equity. Upon the occurrence of certain specified events or during the period from January, 2004 to January, 2006, the Trust may put the common stock to ServeCore at fair market value.

On October 1, 1999 the Trust purchased an additional $100,000 of LIVEware's 12% debentures, due September 1, 2004, and subject to the same terms as the August, 1999 debenture purchase.

On November 1, 1999, the Trust invested $100,000 in International Pacific Seafoods, Inc., and received a 12% subordinated note, with the same terms as the initial investment.

A $300,000 investment in preferred stock to be issued by Easy Systems, Inc. is expected to be completed during November 1999.

NOTE C -- DEBENTURES

The Trust issued a $1,000,000 debenture in June, 1999 and two debentures totalling $1,500,000 in September, 1999, all of which are guaranteed by the SBA. The debentures require the semiannual payment of interest plus a 1% annual SBA fee. The debentures are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended, and consists of the following at September 30, 1999:

      ISSUE DATE          MATURITY DATE        INTEREST RATE         AMOUNT
      ----------          -------------        -------------         ------

      06/25/1999            09/01/2009             7.220%          $1,000,000
      09/15/1999            03/01/2010             6.460%             800,000
      09/28/1999            03/01/2010             6.437%             700,000
                                                                   ----------
                                                                   $2,500,000
                                                                   ==========

Interest rates on the debentures issued in September, 1999 are applicable through March 29, 2000, at which time the SBA will establish the final interest rate.

On October 20, 1999, the Trust issued debentures guaranteed by the SBA totalling $435,000. The debentures require semiannual interest payments of 6.637% through March 29, 2000, at which time the stated interest rate and maturity date will be finalized. The debentures also require payment of an annual 1% SBA fee and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    ------------------             -----------------
                                                       SEPTEMBER 30                   SEPTEMBER 30
                                                 1999                 1998     1999                  1998
                                                 -------------------------     --------------------------
DESCRIPTION:
Unrealized gain (loss) on investments            $ (1,105,000) $ 1,919,325     $ (1,105,000)  $ 1,919,325
Interest income                                       135,465      151,494          398,019       437,945
Dividend income                                        25,206          -0-           47,123           -0-
Management and administrative fees                     91,850       55,261          262,236       166,065
Trustee fees                                            8,000        8,000           25,000        26,000
Legal                                                  14,059       17,263          118,220        44,752

UNREALIZED GAIN (LOSS) ON INVESTMENTS: The Trust had an unrealized loss on investments for the quarter of $1,105,000 as a result of Management's changes in valuation as of September 30, 1999. The value of Kinseth warrants were adjusted downward by $1,250,000 at September 30, 1999 to reflect declines in market conditions for similar publicly traded stocks. SunStar preferred stock was increased in value by $145,000 as of September 30, 1999, reflecting increases in the underlying common stock values.

INTEREST AND DIVIDEND INCOME: Below is a summary of interest and dividend income earned by the Trust.

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    ------------------              -----------------
                                                       SEPTEMBER 30                   SEPTEMBER 30
                                                 1999                1998       1999                 1998
                                                 ------------------------       -------------------------
Interest Income:
     Money Market                                $   7,941     $   46,042       $    49,545    $  154,602
     VisionComm                                        -0-         25,452            25,861        63,233
     Hicklin                                        10,000         10,000            30,000        10,100
     Kinseth                                        70,000         70,000           210,000       210,000
     Easy Systems                                   19,250            -0-            45,339           -0-
     International Pacific Seafoods                 27,000            -0-            36,000           -0-
     Physicians Total Care                             274            -0-               274           -0-
     Liveware5                                       1,000            -0-             1,000           -0-
                                                 ---------     ----------       -----------    ----------
Total Interest Income                            $ 135,465     $  151,494       $   398,019    $  437,945
                                                 =========     ==========       ===========    ==========

The Trust invests idle cash in bank money market accounts, pending investments in enhanced-yield investments. As such, the interest earned on money market accounts will vary based on the amount and duration of the idle cash invested.

Dividend Income:
     SunStar Healthcare                          $  25,206     $     -0-        $    47,123    $      -0-
                                                 =========     ==========       ===========    ==========

MANAGEMENT AND ADMINISTRATIVE FEES: The Trust accrues an annual management fee equal to 2.5% of the total assets of the Trust paid quarterly. The management fee increased $96,632 and $36,743 for the nine months and quarter ended September 30, 1999, respectively. Increased management fees are a result of increased asset valuations and increased investment activity resulting from SBA financing.

OTHER GENERAL AND ADMINISTRATION: Other general and administration expenses increased for the nine months ended September 30, 1999, from $30,311 in 1998 to $51,700 in 1999. This increase is the result of the purchase of liability insurance for the Trustees and Trust Advisor, increased travel and meeting expenses of non-control employees of the Trust Advisor to find new investment opportunities, and association dues for the SBIC. The Trust was reimbursed from the Trust Advisor for various general and administrative costs that were previously expensed, resulting in credit of $2,745 for the third quarter of 1999.

LEGAL: Legal expenses incurred are associated with the structuring and monitoring of Trust activities and investments. Increased legal expenses are the result of the SRS bankruptcy for which the Trust has incurred expenses totalling $82,935 for the nine months ended September 30, 1999, compared to $28,753 for the same period of 1998.

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


LIQUIDITY AND CAPITAL RESOURCES
                                         NINE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

Major Cash Source:
  Liquidation of money market securities      $ 2,483,620           $ 894,772
  Repayment of note receivable                    700,000                 -0-
  Issuance of debenture                         2,500,000                 -0-

Major Cash Use:
  Investments                                 $ 4,976,000           $ 600,000
  Distribution payments                           436,551             414,154

--------------------------------------------------------------------------------

Distributions payable of $1,287,116 have been accrued as of September 30, 1999. The Trust accrued distributions based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the Final Closing. Since Final Closing, a priority return of 8% simple annual interest computed on a daily basis has been accrued.

The Trust Advisor is not aware of any regulatory issues that may have a material impact on the portfolio companies.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at September 30, 1999 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of September 30, 1999 the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation.

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

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, at September 30, 1999, the entire portfolio value is at risk in light of the underlying operations and financial health of investee companies. At September 30, 1999, the amount at risk was $12,231,728; at December 31, 1998 the amount at risk was $9,060,728. The change is primarily a result of new investments made during the first nine months of 1999 and the unrealized loss for the nine months ending September 30, 1999.

At September 30, 1999, the portfolio consisted of the following:

                                                        Cost          Valuation
                                                     -----------     -----------

    Notes and debentures                             $ 4,600,000     $ 4,600,000
    Warrants to purchase common stock as a
         result of note and debenture financings             -0-       4,308,478
    Preferred stock                                    2,580,800       2,721,000
    Common stock                                         900,000         602,250
                                                     -----------     -----------
                                                     $ 8,080,800     $12,231,728
                                                     ===========     ===========

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a.    Exhibits - none
         b.    Reports on Form 8-K - none

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  BERTHEL GROWTH & INCOME TRUST I
                                  -------------------------------
                                  (Registrant)


Date:  November 9, 1999           Ronald O. Brendengen/s/
       ----------------           ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer


Date:  November 9, 1999           Daniel P. Wegmann/s/
       ----------------           -----------------------------
                                  Daniel P. Wegmann, Controller