Form 10-K405
period 1999-12-31
BERTHEL GROWTH & INCOME TRUST I
filed 2000-03-30
CIK 937969

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                     to                     .
                                   -------------------    -------------------

                         Commission File Number 33-89506
                                                --------

                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                       52-1915821
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           701 Tama Street, Marion, Iowa                  52302
     -------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (319) 447-5700
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 8, 2000, 10,541 Shares of Beneficial Interest were issued and outstanding. Based on the book value of $558.69 per share as of February 29, 2000, the aggregate market value at March 8, 2000 was $5,889,151.

                            EXHIBIT INDEX AT PAGE 35

                         BERTHEL GROWTH & INCOME TRUST I
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                    PART I

Item 1.         Business...............................................................................     3
Item 2.         Properties.............................................................................     4
Item 3.         Legal Proceedings......................................................................     4
Item 4.         Submission of Matters to a Vote of Shareholders........................................     4

                                                    PART II

Item 5.         Market for the Registrant's Common Equity
                and Related Shareholder Matters........................................................     4
Item 6.         Selected Financial Data................................................................     5
Item 7.         Management's Discussion and Analysis
                of Financial Condition and Results of Operations.......................................     5
Item 7A.        Quantitative and Qualitative Disclosure About Market Risk..............................   11
Item 8.         Financial Statements and Supplementary Data............................................   12
Item 9.         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.................................................   29

                                                   PART III

Item 10.        Directors and Executive Officers of the Registrant.....................................   29
Item 11.        Executive Compensation.................................................................   32
Item 12.        Security Ownership of Certain Beneficial Owners and Management.........................   33
Item 13.        Certain Relationships and Related Transactions.........................................   33

                                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   33


SIGNATURES      .......................................................................................   34

EXHIBIT INDEX   .......................................................................................   35

                                     PART I

ITEM 1. BUSINESS

Berthel Growth & Income Trust I (the "Trust"), a Delaware business trust that has elected to be treated as a business development company under the Investment Company Act of 1940, was organized on February 10, 1995. The Trust's Registration Statement was declared effective, and the Trust began offering Shares of Beneficial Interest ("shares") effective June 21, 1995. The Trust's underwriting period was completed on June 21, 1997. A total of $10,541,000 was raised. The Trust's principal office is located at 701 Tama Street, Marion, Iowa 52302. The Trust is a closed-end investment company designed primarily as a long-term investment and not as a trading vehicle.

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

Berthel Fisher & Company Planning, Inc. (the "Trust Advisor") is a corporation organized under the laws of the State of Iowa on March 20, 1989. The principal office of the Trust Advisor is located at 701 Tama Street, Marion, Iowa 52302. The Trust Advisor is an SEC Registered Investment Advisor organized as a subsidiary of Berthel Fisher & Company ("Berthel Fisher") to serve as a registered investment advisor. All of the voting stock of the Trust Advisor is owned by Berthel Fisher. Berthel Fisher, a financial services holding company, was formed in 1985 as an Iowa corporation to hold the stock of Berthel Fisher & Company Financial Services, Inc. a broker-dealer registered with the National Association of Securities Dealers, Inc. Berthel Fisher & Company Financial Services, Inc. was the ("Dealer Manager") for the Trust's offering of its Shares of Beneficial Interest.

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

None

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

                                                                        Number of Shares of
                                     Number of Shareholders             Beneficial Interest
Title of Class                          at March 8, 2000                 at March 8, 2000
-----------------------------        ----------------------             -------------------
Shares of Beneficial Interest                  872                            10,541

The Trust accrued an underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the final closing. Shareholders were paid $250,000 in July 1996 and $493,897 in July 1997, leaving $522,791 of the underwriting return remaining to be paid. There remains to be paid $3,610, which represents interest earned by the Trust on the investor's funds held in escrow through the initial closing. Since the final closing, a priority return at 8% simple interest has been accrued. The earned priority return amounted to $445,899 in 1997, $843,280 in 1998, and $843,279 in 1999. Priority return distributions were $153,611 in 1997, $569,029 in 1998, and $486,550 in 1999, leaving $292,288 to be distributed as of
December 31, 1997, $566,539 to be distributed as of December 31, 1998, and $923,268 to be distributed as of December 31, 1999.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within sixty days of the end of each quarter. The Trustees declared no distribution for the quarter ended December 31, 1999. Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At December 31, 1999, the SBIC had a deficit of "earnings available for distribution" in the amount of $880,956.

ITEM 6. SELECTED FINANCIAL DATA

                                                            Year Ended December 31                           Feb. 10, 1995
                                       ----------------------------------------------------------------   (date of inception)
                                           1999             1998              1997            1996          to Dec. 31, 1995
                                       ------------      ------------     ------------     ------------     ----------------
Total assets                           $ 13,316,795      $ 12,381,442     $  7,461,953     $  6,543,075      $    4,396,815
Debentures payable                        5,550,000               -0-              -0-              -0-                 -0-
Net increase (decrease) in
 net assets resulting
 from operations                         (4,229,880)        5,444,032          167,229         (879,654)            (14,683)
Interest income                             558,451           584,555          529,792          411,551              54,566
Dividend income                              73,318               -0-              -0-              -0-                 -0-
Management and
 administrative fees                        356,757           233,836          191,438          195,495              55,155
Unrealized gain (loss)
 on investments                          (2,195,298)        5,255,928              -0-       (1,000,000)                -0-
Realized (loss) on investments           (1,930,000)              -0-              -0-              -0-                 -0-
Net operational increase
 (decrease) in net assets
 per beneficial share                       (401.28)           516.46            16.70          (122.07)              (4.64)
Distributions per beneficial share            46.16             53.98            64.67            34.69                 -0-

The above selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. As discussed in the financial statements, during 1999 the Trust adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", which resulted in a cumulative effect of a change in accounting principle of $33,817.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income for the past three years is summarized as follows:

                            1999         1998         1997
                          --------     --------     --------

Portfolio investments     $502,817     $387,843     $278,342
Money market                55,634      196,712      251,450
                          --------     --------     --------
                          $558,451     $584,555     $529,792
                          ========     ========     ========

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. Money market interest declined in 1998 and 1999, reflecting uses of cash to purchase new investments, finance operations, and pay distributions to the Trust's beneficial owners.

Dividend income totalling $73,318 reflects dividends earned on the three new preferred stock investments purchased during 1999. Prior to 1999 the Trust held no investments in dividend-paying equity securities.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, have increased due to increases in these assets. Management fees are paid quarterly to the Trust Advisor, in accordance with the management agreement.

Trustee fees were $39,000 in 1999, $36,000 in 1998, and $30,000 in 1997. As
compensation for services rendered to the Trust, each Independent Trustee is paid $1,000 per month plus $1,000 per Board meeting attended, up to a maximum of $24,000 in meeting fees per year.

Professional fees were $167,406 in 1999, $97,614 in 1998, and $124,972 in 1997,
and includes legal and accounting expenses. A major component of legal fees are amounts paid to pursue recovery of the Trust's investment in Soil Recovery Services ("SRS"). In each of the three previous years, these expenses were as follows: 1999 - $82,960; 1998 - $52,553; 1997 - $35,265. The attempts at recovery of the SRS loss terminated in 1999. Accounting and auditing fees increased $18,730 in 1999 over 1998 due to the increase in investment activity.

Interest expense was first incurred by the Trust in 1999 when it issued debentures payable to the SBA through its wholly owned subsidiary-Berthel SBIC, LLC. The Trust issued debentures totalling $5,550,000 ("Debentures") during the year ended December 31, 1999. The Debentures required the semiannual payment of interest at annual interest rates ranging from 6.437% to 7.22%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding Debentures balance. The Debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Prepayment penalties are not applicable within five years of maturity. Debentures totalling $1,000,000 are to be paid in full on September 1, 2009 and debentures totalling $4,550,000 are to be paid in full on March 1, 2010.

The change in unrealized gains and losses and the realized gains and losses on investments that were recognized during the previous three years are summarized in the following table:

CHANGE IN UNREALIZED GAINS (LOSSES):

                                       1999              1998               1997
                                  -------------      -------------      -------------

Soil Recovery System, Inc.        $   1,000,000      $        -0-       $         -0-
LIVEware5, Inc.                             -0-          (297,750)                -0-
Object Space, Inc.                          -0-            (4,800)                -0-
Kinseth Hospitality Co., Inc.        (2,750,000)         2,750,000                -0-
VisionComm, Inc.                     (1,358,478)         2,808,478                -0-
Webcasts.com, Inc.                      913,180                -0-                -0-
                                  -------------      -------------      -------------
                                  $  (2,195,298)     $   5,255,928      $         -0-
                                  =============      =============      =============

REALIZED LOSSES:

                                     1999                1998               1997
                                --------------      --------------     --------------

Soil Recovery Systems, Inc.     $ ($1,000,000)      $          -0-     $          -0-
SunStar Healthcare, Inc.              (930,000)                -0-                -0-
                                --------------      --------------     --------------
                                $   (1,930,000)     $          -0-     $          -0-
                                ==============      ==============     ==============

The unrealized loss on Soil Recovery Systems, Inc. was initially recognized in 1996. Following three years of efforts to recover the loss through litigation and claims on SRS's bankruptcy process, it was determined in 1999 that the loss should be recognized as realized. Other unrealized gains and losses are a result of valuing each portfolio security at fair value. None of the Trust's investments are readily marketable; therefore, securities are initially stated at cost until a significant event or trend in operations requires a change in valuation. The decreases in valuation in 1999 of warrants to purchase common stock, issued by Kinseth Hospitality Company, Inc. and VisionComm, Inc. reflect the Trustees' view of current operations and prospects for the future as compared to year-end December 31, 1998. The unrealized appreciation of warrants to purchase Webcasts.com common stock reflects a recent external transaction.

The realized loss on SunStar Healthcare, Inc., an investment purchased during 1999, was a result of action taken by the Florida Department of Insurance to place SunStar into receivership. This action followed litigation over SunStar's calculation of loss reserves and capitalization. The Trust will prudently pursue recovery efforts, but at this time any recovery appears to be highly unlikely.

INVESTMENT ACTIVITY

The Trust's investment objective is to provide capital appreciation and current income by investing in debt, preferred stock, and related equity securities issued by small and medium sized companies.

The Trust's new investments for the past three years are summarized by type of investment as follows:

                               1999           1998           1997
                            ----------     ----------     ----------

Debt Securities & Loans     $2,907,860     $  600,000     $2,500,000
Preferred Stock              3,331,212        404,800            -0-
Common Stocks                1,300,000            -0-        300,000
                            ----------     ----------     ----------
                            $7,539,072     $1,004,800     $2,800.000
                            ==========     ==========     ==========

During 1999 and 1997, one portfolio company totally repaid its debt to the Trust in the amounts of $700,000 and $1,405,000, respectively.

INVESTMENT PORTFOLIO

The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that are in need of capital and that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust, through its Trust Advisor, directs its investment efforts to small and medium sized companies which, in the view of the Trust Advisor, provides opportunities for significant capital appreciation and prudent diversification of risk. The Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics. The Trust's investments at December 31, 1999, 1998, and 1997 are summarized by type of investment in the table below. The securities that were recognized as realized losses in 1999, Soil Recovery Systems, Inc. and SunStar Healthcare, Inc., are not included in the 1999 table.

                                    December 31, 1999
                              ---------------------------
                                 Cost          Fair Value
                              -----------     -----------

Debt Securities and Loans     $ 5,307,860     $ 5,307,860
Preferred Stocks                2,806,012       2,801,212
Warrants to Purchase
    Common Stock                      -0-       2,363,180
Common Stocks                   1,600,000       1,302,250
                              -----------     -----------
                              $ 9,713,872     $11,774,502
                              ===========     ===========

                                  December 31, 1998
                              -------------------------
                                 Cost        Fair Value
                              ----------     ----------

Debt Securities and Loans     $4,100,000     $3,100,000
Preferred Stocks                 404,800        400,000
Warrants to Purchase
   Common Stock                      -0-      5,558,478
Common Stocks                    300,000          2,250
                              ----------     ----------
                              $4,804,800     $9,060,728
                              ==========     ==========

                                  December 31, 1997
                              -------------------------
Debt Securities and Loans     $3,500,000     $2,500,000
Preferred Stocks                     -0-            -0-
Warrants to Purchase
    Common Stocks                    -0-            -0-
Common Stocks                    300,000        300,000
                              ----------     ----------
                              $3,800,000     $2,800,000
                              ==========     ==========

Whenever possible, the Trust will negotiate enhancements to the securities purchased in the form of warrants to purchase shares of common stock in portfolio companies, options to force redemption of securities by portfolio companies ("Put Options"), and registration rights should a portfolio company begin to offer its shares in the public market. Agreements with portfolio companies may also include restrictive covenants that contribute to sound management practices at portfolio companies. Regardless of terms that the Trust is able to achieve with any portfolio company, there is no assurance that any investment made by the Trust will be repaid or redeemed at a profit; and there is risk of total loss of any investment made by the Trust.

The difference between cost and fair value of the investments represents accumulated unrealized gains and losses. Accumulated unrealized gains and losses are reflected in the Statements of Assets and Liabilities. Changes in accumulated unrealized gains and losses are reflected in the Statements of Operations.

SECURITIES AND EXCHANGE COMMISSION FILINGS

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

FORMATION OF AN SBIC

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

YEAR 2000 ISSUE

As of the date of this filing, the Trust has encountered no problems relating to the year 2000 issue. The Trust is not aware of any Y2K problems or situations encountered by its investee companies, vendors, affiliates, or others.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June, 1999, the FASB issued SFAS No. 137, which changed the effective date of adoption of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Trust has not completed its assessment of the impact of the adoption of SFAS No. 133 on the financial statements.

The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 requires the expensing of start-up activities and organization costs as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Trust adopted the SOP in 1999 which resulted in the expensing of SBIC organization costs of $33,817 that were written off and reported as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

                                                              Years Ending December 31
                                                     ---------------------------------------------
                                                         1999             1998             1997
                                                     -----------      -----------      -----------
Major Cash Source:
     Proceeds from issuance of beneficial shares     $        --      $        --      $ 1,655,000
     Issuance of debentures                            5,550,000               --               --
Major Cash Use:
     Payments for syndication costs                           --               --         (233,033)
     Deferred financing costs incurred                  (238,750)              --               --
     Distributions                                      (486,550)        (569,029)        (647,508)
     Changes in loans and investments                 (6,839,072)      (1,004,800)      (1,395,000)

Cash and temporary cash investments amounted to $1,137,535, $3,219,116, and $4,602,645 as of December 31, 1999, 1998, and 1997, respectively. The net investing activities reflect the investments the Trust has made less repayments of notes receivable of $700,000 in 1999 and $1,405,000 in 1997. Net cash from operating activities was a net use of cash of $3,732,523 in 1999 compared to a net source of cash of $585,645 in 1998. This decrease in cash flow is due to the net change in loans and investments in 1999 of $6,839,072.

Prior to 1999, the principal sources of liquidity and capital were the proceeds of sales of beneficial shares of the Trust combined with the results of investment operations. During 1999, the SBIC received commitments for SBA Leverage in the form of debentures in the amount of $10,000,000. The Trust paid a 1% commitment fee of $100,000 and leverage and underwriting fees totalling $138,750, which represent 2.5% of the debentures issued during 1999. As of December 31, 1999, unused SBA leverage commitments amounted to $4,450,000. Each draw against SBA commitments is conditional upon the SBIC's credit worthiness and compliance with specific regulations, as determined by the SBA. The SBA may also limit the amounts that may be drawn each year.

Subsequent to December 31, 1999, an additional $2,025,000 in debentures has been issued, resulting in an unused commitment from the SBA in the amount of $2,425,000. Subject to credit worthiness and compliance with SBA regulations, the Trust expects to use at least one-half of the remaining commitment to fund new investments and pay operating and interest costs in the first half of 2000. The unused SBA commitment expires September 30, 2004. The Board of Directors of the Trust Advisor has approved application for an additional $5,000,000 of SBA Leverage commitments, which is subject to review by the SBA.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. The Independent Trustees must approve distributions. The Trustees declared no distribution for the quarter ended December 31, 1999. Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At December 31, 1999, the SBIC had a deficit of "earnings available for distribution" in the amount of $880,956.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Accrued underwriting and priority returns amounted to $1,449,669, $1,092,940, and $818,689 as of December 31, 1999, 1998, and 1997,
respectively. Distributions paid to beneficial owners of the Trust amounted to $486,550, $569,029, and $647,508 during the years 1999, 1998, and 1997, respectively.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at December 31, 1999 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of December 31, 1999, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At December 31, 1999, the amount at risk was $11,774,502.

At December 31, 1999, the portfolio consisted of the following:

                                                             Cost          Valuation
                                                          -----------     -----------

         Notes and debentures                             $ 5,307,860     $ 5,307,860
         Warrant to purchase common stock as a
              result of note and debenture financings             -0-       2,363,180
         Preferred stock convertible into
              common stock                                  2,806,012       2,801,212
         Common stock                                       1,600,000       1,302,250
                                                          -----------     -----------
                                                          $ 9,713,872     $11,774,502
                                                          ===========     ===========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related information as of the years ended December 31, 1999, 1998 and 1997 are included in Item 8:

                                                                                    Page No.
                                                                                    --------

Independent Auditors' Report                                                           13
Consolidated Statements of Assets and Liabilities                                      14
Consolidated Statements of Operations                                                  15
Consolidated Statements of Changes in Net Assets                                       17
Consolidated Statements of Cash Flows                                                  18
Notes to Consolidated Financial Statements                                             19

INDEPENDENT AUDITORS' REPORT


To the Independent Trustees and Shareholders of
Berthel Growth & Income Trust I

We have audited the accompanying consolidated statements of assets and liabilities of Berthel Growth & Income Trust I and subsidiary (the "Trust") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, loans and investment securities not readily marketable amounting to $11,774,502 as of December 31, 1999 have been valued at fair value, as determined by the Independent Trustees ("Trustees"). We have reviewed the procedures applied by the Trustees in valuing such investments and have inspected underlying documentation and, in the circumstances, we believe that the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Trustees' estimates of fair values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.


/s/ DELOITTE & TOUCHE LLP


Cedar Rapids, Iowa
March 13, 2000

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                             1999              1998
                                                                         ------------      ------------

ASSETS:

  Loans and investments (Notes 2,3,7 and 9)                              $ 11,774,502      $  9,060,728
  Cash                                                                      1,123,840            31,663
  Temporary investment in money market securities                              13,695         3,187,453
  Interest and dividends receivable                                           168,348            35,382
  Deferred financing costs                                                    226,042                --
  Organizational costs, net of $2,660 accumulated amortization as of
      December 31, 1998                                                            --            33,817
  Other receivables                                                            10,368            32,399
                                                                         ------------      ------------
           Total assets                                                    13,316,795        12,381,442
                                                                         ------------      ------------

LIABILITIES:

  Accrued interest payable                                                     73,273                --
  Accounts payable and other accrued expenses                                  59,332            23,565
  Due to affiliate (Note 3)                                                    88,121            71,560
  Deferred income                                                              11,667             1,667
  Distributions payable to shareholders (Note 5)                            1,449,669         1,092,940
  Debentures (Note 6)                                                       5,550,000                --
                                                                         ------------      ------------
           Total liabilities                                                7,232,062         1,189,732
                                                                         ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

NET ASSETS (equivalent to $577.24 per share in 1999,
  and $1,061.73 per share in 1998)                                       $  6,084,733      $ 11,191,710
                                                                         ============      ============

Net assets consist of:
  Shares of beneficial interest, 25,000 shares authorized -
    10,541 shares issued and outstanding in 1999 and 1998 (Note 4)       $  5,954,103      $  6,935,782
  Accumulated net realized losses                                          (1,930,000)               --
  Accumulated net unrealized gains                                          2,060,630         4,255,928
                                                                         ------------      ------------
                                                                         $  6,084,733      $ 11,191,710
                                                                         ============      ============

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                   1999              1998            1997

REVENUES:
  Interest income                               $   558,451      $   584,555     $   529,792
  Dividend income                                    73,318               --              --
  Application, closing and other fees                 4,000           15,502          20,933
                                                -----------      -----------     -----------
           Total revenues                           635,769          600,057         550,725
                                                -----------      -----------     -----------

EXPENSES:
  Management fees (Note 3)                          318,357          194,820         151,422
  Administrative services (Note 3)                   38,400           39,016          40,016
  Trustee fees                                       39,000           36,000          30,000
  Professional fees                                 167,406           97,614         124,972
  Interest expense                                   98,001               --              --
  Other general and administrative expenses          79,187           44,503          37,086
                                                -----------      -----------     -----------
           Total expenses                           740,351          411,953         383,496
                                                -----------      -----------     -----------

NET INVESTMENT INCOME (LOSS)                       (104,582)         188,104         167,229
                                                -----------      -----------     -----------

UNREALIZED GAIN (LOSS) ON INVESTMENTS            (2,195,298)       5,255,928              --
REALIZED LOSS ON INVESTMENTS (Note 2)            (1,930,000)              --              --
                                                -----------      -----------     -----------

NET GAIN (LOSS) ON INVESTMENTS                   (4,125,298)       5,255,928              --
                                                -----------      -----------     -----------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                      (4,229,880)       5,444,032         167,229

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                              (33,817)              --              --
                                                -----------      -----------     -----------

NET INCREASE (DECREASE) IN NET ASSETS           $(4,263,697)     $ 5,444,032     $   167,229
                                                ===========      ===========     ===========

See notes to consolidated financial statements.                      (Continued)

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF OPERATIONS (CONCLUDED)
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                      1999                1998              1997

PER BENEFICIAL SHARE DATA:
  Investment income                               $       60.31      $       56.92      $       54.99
  Expenses                                               (70.24)            (39.08)            (38.29)
                                                  -------------      -------------      -------------

NET INVESTMENT INCOME (LOSS)                              (9.93)             17.84              16.70
                                                  -------------      -------------      -------------

UNREALIZED GAIN (LOSS) ON INVESTMENTS                   (208.26)            498.62                 --

REALIZED LOSS ON INVESTMENTS                            (183.09)                --                 --
                                                  -------------      -------------      -------------

NET GAIN (LOSS) ON INVESTMENTS                          (391.35)            498.62                 --
                                                  -------------      -------------      -------------

NET OPERATIONAL INCREASE (DECREASE)
  IN NET ASSETS                                         (401.28)            516.46              16.70

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                    (3.21)                --                 --
                                                  -------------      -------------      -------------

NET INCREASE  (DECREASE) IN NET ASSETS            $     (404.49)     $      516.46      $       16.70
                                                  =============      =============      =============

WEIGHTED AVERAGE SHARES                                  10,541             10,541             10,013
                                                  =============      =============      =============

PRO FORMA AMOUNTS APPLYING THE
  METHODOLOGY OF ORGANIZATION COSTS
  RETROACTIVELY:
    Net increase (decrease) in net assets         $  (4,229,880)     $   5,446,692      $     135,275
    Net increase (decrease) in net assets per
    beneficial share                              $     (401.28)     $      516.72      $       12.83

See notes to consolidated financial statements.

BERTHED GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                        Shares of Beneficial Interest   Undistributed  Accumulated    Accumulated
                                        ------------------------------ Net Investment  Net Realized  Net Unrealized  Total Net
                                          Shares             Amount     Income (Loss)     Losses     Gains (Losses)    Assets
                                        ------------      ------------  ------------    ------------  ------------   ------------

BALANCE AT JANUARY 1, 1997                     8,891      $  6,898,389  $    (10,410)   $         --  $ (1,000,000)  $  5,887,979
Net investment income                             --                --       167,229              --            --        167,229
Sale of shares of beneficial interest          1,655         1,655,000            --              --            --      1,655,000
Shares of beneficial interest redeemed            (5)           (4,500)           --              --            --         (4,500)
Syndication costs incurred                        --          (233,033)           --              --            --       (233,033)
Distributions to shareholders
  ($64.67 per weighted average                    --
     beneficial shares)                           --          (490,689)     (156,819)             --            --       (647,508)
Distributions payable to shareholders
  ($23.39 per weighted average
     beneficial shares)                           --          (234,209)           --              --            --       (234,209)
                                        ------------      ------------  ------------    ------------  ------------   ------------
BALANCE AT DECEMBER 31, 1997                  10,541         7,590,958            --              --    (1,000,000)     6,590,958
Net investment income                             --                --       188,104              --            --        188,104
Unrealized gain on investments                    --                --            --              --     5,255,928      5,255,928
Distributions to shareholders
   ($53.98 per beneficial share)                  --          (380,925)     (188,104)             --            --       (569,029)
Distributions payable to shareholders
   ($26.02 per beneficial share)                  --          (274,251)           --              --            --       (274,251)
                                        ------------      ------------  ------------    ------------  ------------   ------------
BALANCE AT DECEMBER 31, 1998                  10,541         6,935,782            --              --     4,255,928     11,191,710
Net investment loss                               --          (104,582)           --              --            --       (104,582)
Cumulative Effect of a Change in
  Accounting Principle                            --           (33,817)           --              --            --        (33,817)
Unrealized loss on investments                    --                --            --              --    (2,195,298)    (2,195,298)
Realized loss on investments                      --                --            --      (1,930,000)           --     (1,930,000)
Distributions to shareholders
  ($46.16 per beneficial share)                   --          (486,550)           --              --            --       (486,550)
Distributions payable to shareholders
  ($33.84 per beneficial share)                   --          (356,730)           --              --            --       (356,730)
                                        ------------      ------------  ------------    ------------  ------------   ------------
BALANCE AT DECEMBER 31, 1999                  10,541      $  5,954,103  $         --    $ (1,930,000) $  2,060,630   $  6,084,733
                                        ============      ============  ============    ============  ============   ============

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                  1999             1998             1997
                                                              -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net increase (decrease) in net assets                       $(4,263,697)     $ 5,444,032      $   167,229
  Adjustments to reconcile net increase (decrease) in net
     assets to net cash flows from operating activities:
    Amortization of deferred financing costs                       12,708               --               --
    Amortization of organizational costs                               --            3,660            1,000
    Unrealized (gain) loss on investments                       2,195,298       (5,255,928)              --
  Realized loss on investments                                  1,930,000               --               --
  Cumulative effect of a change in accounting principle            33,817               --               --
    Changes in operating assets and liabilities:
  Loans and investments                                        (6,839,072)      (1,004,800)      (1,395,000)
      Temporary investment in money market securities           3,173,758        1,400,145          405,576
      Interest receivable                                        (132,966)         (29,549)          34,353
      Other receivables                                            22,031          (16,401)         (14,831)
  Accrued interest payable                                         73,273               --               --
      Accounts payable and other accrued expenses                  35,766          (11,277)          12,915
      Deferred income                                              10,000               --               --
      Due to affiliate                                             16,561           55,763          (31,225)
                                                              -----------      -----------      -----------
           Net cash flows from operating activities            (3,732,523)         585,645         (819,983)
                                                              -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of organizational costs                                      --               --          (31,954)
                                                              -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of shares of beneficial interest                 --               --        1,655,000
  Redemption of shares of beneficial interest                          --               --           (4,500)
  Syndication costs incurred                                           --               --         (233,033)
  Distribution payments to shareholders                          (486,550)        (569,029)        (647,508)
  Deferred financing costs incurred                              (238,750)              --               --
  Proceeds from issuance of debentures                          5,550,000               --               --
                                                              -----------      -----------      -----------
           Net cash flows from financing activities             4,824,700         (569,029)         769,959
                                                              -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                                 1,092,177           16,616          (81,978)

CASH AT BEGINNING OF PERIOD                                        31,663           15,047           97,025
                                                              -----------      -----------      -----------

CASH AT END OF PERIOD                                         $ 1,123,840      $    31,663      $    15,047
                                                              ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid for interest                                      $    18,128      $        --      $        --
  Noncash financing activities - Distributions payable
    to shareholders                                               356,730          274,251          234,209
                                                              ===========      ===========      ===========

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

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

   TEMPORARY INVESTMENT IN MONEY MARKET SECURITIES - Pending investment in enhanced yield investments, the Trust has invested in money market securities, which are reported at market value, which approximates cost.

   LOANS AND INVESTMENTS - In accordance with accounting practices, investments that are not readily marketable are valued at fair value, as determined by the Trustees. The resulting difference between cost and market is included in the Consolidated Statements of Operations.

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

   DEFERRED FINANCING COSTS - Deferred financing costs consist of a 1% SBA commitment fee, which is amortized over the commitment period using the straight-line method, and a 2.5% SBA leverage and underwriting fee, which is amortized over the life of the loan using the straight-line method, which approximates the interest method. The straight-line method approximates the interest method and the relating amortization is reported as amortization expense.

   ORGANIZATIONAL COSTS - During the year ended December 31, 1998, costs of organizing the SBIC were being amortized over the life of the SBIC, eight years, beginning upon receipt of its license to operate as a Small Business Investment Company. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP required the SBIC to write-off organization costs totaling $33,817 and report the effect as a cumulative effect of a change in accounting principle during the year ended December 31, 1999.

   DEFERRED INCOME - Deferred income represents unearned closing fees received in connection with the purchase of debt portfolio securities and are amortized over the life of the debt security using the straight-line method, which approximates the interest method. The relating amortization is reported as application, closing and other fees.

   NET INCOME (LOSS) PER BENEFICIAL SHARE - Net income (loss) per beneficial share is based on the weighted average of shares outstanding.

   IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, which changed the effective date of adoption of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Trust has not completed its assessment of the impact of the adoption of SFAS No. 133 on the financial statements.

   RECLASSIFICATIONS - Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation.

2. LOANS AND INVESTMENTS

                                                                                                      VALUATION
                                                                                             ----------------------------
Company                                                    Security                            1999               1998
-------                                                    --------                          --------           ---------

COMMUNICATIONS AND SOFTWARE:

VisionComm, Inc.                        14% secured note receivable repaid                   $       --        $  700,000
  Telecommunications and                  during 1999, cost $700,000
  private cable television           *  Warrants to purchase 889,153 common
  industry                                shares at $.8414 per share expiring
                                          April 2003 through April 2007 with put
                                          options beginning December 2002
                                          through May 2003 or upon the
                                          occurrence of a specified event,
                                          $2,808,478 unrealized gain recognized
                                          during 1998 based on recent market
                                          transactions, $1,358,478 unrealized
                                          loss incurred during 1999 based on
                                          operating
                                          results, cost $0                                    1,450,000         2,808,478

LIVEware5, Inc.                      *  2,726,667 and 60,000, respectively, no par
  Provider of distance based              common shares and warrant to purchase
  corporate education via                 120,000 common shares at $.05 per
  advanced teleconferencing               share expiring during 2007 with put
  technologies and web-based              options beginning December 2003,
  provider of corporate and               the number of warrant shares may be
  institutional conferencing              reduced based upon the occurrence of
  and education                           certain events, shares reflect 1999 5:1
                                          reverse stock split, $297,750
                                          unrealized loss incurred during 1998
                                          based on recent market transaction,
                                          $100,000 was invested during 1999 in
                                          exchange for 2,666,667 common shares,
                                          1999 cost
                                          $400,000, 1998 cost $300,000                          102,250             2,250
                                        12% redeemable Series B Debentures
                                          due September 2004 with interest due
                                          beginning September 2000, 1999 cost
                                          $200,000                                              200,000                --
                                     *  Warrant to purchase 800,000 common
                                          shares at $4,000 expiring August 2009 with
                                          put options beginning December 2003,
                                          1999 cost $0                                               --                --

                                                                                                      VALUATION
                                                                                             ----------------------------
Company                                                    Security                            1999               1998
-------                                                    --------                          --------           ---------

COMMUNICATIONS AND SOFTWARE (CONTINUED):

Object Space, Inc.                  * 108,108 shares of Series B Subordinated
  Provider of information               Convertible Preferred Stock with put
  technology services and               options beginning January 2003, $4,800
  software products                     unrealized loss incurred during 1998,
                                        cost $404,800                                           400,000           400,000

EDmin.com, Inc.                       200,000 shares of 9% Cumulative
  Provider of internet-based            Redeemable Convertible Series A
  software products, technology         Preferred Stock, 1999 cost $728,000                     728,000                --
  planning and systems              * Warrant to purchase 20,000 common
  integration to educational            shares at $4 per share expiring
  institutions                          December 2004, 1999 cost $0                                  --                --

Cadapult Graphic Systems, Inc.        100,000 shares of 11.5% Cumulative
  Provider of computer graphic          Convertible Preferred Stock, 1999
  systems, peripherals, supplies        cost $930,000                                           930,000                --
  and services to visual            * Warrant to purchase 300,000 common
  communicators and graphics            shares at prices ranging from $3.125 to
  professionals                         $4.50 per share, expiring October 2004
                                        through December 2004, 1999 cost $0                          --                --

Webcasts.com, Inc.                    58,628 shares of 8% Cumulative
  Creates and delivers tools and        Redeemable Series A Preferred
  services enabling the                 Stock, 1999 cost $500,000                               500,000                --
  convergence of live video, data     10% unsecured note due September
  and e-commerce                        2000 with warrant to purchase
                                        common shares, the number of which
                                        is contingent upon certain events,  at
                                        $.01 per share, 1999 cost $484,860                      484,860                --
                                    * Warrant to purchase 1,354,297 common
                                        shares at $1,155 expiring May 2009 with
                                        put options exercisable during June 2004
                                        through June 2006, $913,180 unrealized
                                        gain recognized during 1999 based on
                                        recent market transactions,
                                        1999 cost $0                                            913,180                --
                                                                                             ----------         ---------
TOTAL COMMUNICATIONS AND SOFTWARE (48.5% AND 43.2% OF TOTAL LOANS
      AND INVESTMENTS AS OF DECEMBER 31, 1999 AND 1998, RESPECTIVELY)                         5,708,290         3,910,728
                                                                                             ----------         ---------

                                                                                                      VALUATION
                                                                                             ----------------------------
Company                                                    Security                            1999               1998
-------                                                    --------                          --------           ---------

HEALTHCARE PRODUCTS & SERVICES:

Physicians Total Care, Inc.             10% uncollateralized note due September
  Provider of prescription                2004, interest payments beginning
  medication systems to                   October 2000 with the option to
  physicians' offices for                 capitalize deferred interest to the
  point-of-care dispensing to             principal balance, 1999 cost $500,000                 500,000                --
  patients                            * Warrants to purchase 350,000 common
                                          shares at $.035 to $5 per share (upon
                                          the occurrence of a specified event,
                                          210,000 shares have an exercise price of
                                          $1 per share), expiring September 2006
                                          with put options beginning October 2004
                                          and terminating upon the occurrence of a
                                          specified
                                          event, 1999 cost $0                                        --                --

SunStar HealthCare, Inc.                100,000 10% Convertible Redeemable
  Provider of managed healthcare          Series A Preferred Stock with warrants
  services in the State of Florida        to purchase 120,000 common shares
  through its licensed HMO                at $4 to $5 per share expiring April
  subsidiary, SunStar Health Plan,        2004, $930,000 realized loss incurred
  Inc.                                    during 1999, 1999 cost $930,000                            --                --

Inter-Med, Inc.                       * 1,340.96 common shares with put options
  Manufacturer and importer of            beginning May 2006 and call options
  products for the U.S. dental            beginning May 2007, both expiring
  market                                  upon the occurrence of a specified
                                          event, 1999 cost $500,000                             500,000                --
                                                                                             ----------            ------
TOTAL HEALTHCARE PRODUCTS & SERVICES (8.5% OF TOTAL LOANS
      AND INVESTMENTS AS OF DECEMBER 31, 1999)                                                1,000,000                --
                                                                                             ----------            ------

MANUFACTURING:

Hicklin Engineering, L.C.               10% secured subordinated note due
  Designs, manufactures and               June 2003, cost $400,000                              400,000           400,000
  distributes drive train component   * Warrant to purchase 6,857 membership
  test equipment and dynometer            interests at $.01 per share expiring May
  systems                                 2006 with put options beginning June
                                          2003, cost $0                                              --                --
                                        12% uncollateralized subordinated note
                                          principal due January 2001 through
                                          December 2004, 1999 cost $23,000                       23,000                --

                                                                                                      VALUATION
                                                                                             ----------------------------
Company                                                    Security                            1999               1998
-------                                                    --------                          --------           ---------

MANUFACTURING (CONTINUED):

Easy Systems, Inc.                    11% unsecured subordinated debenture
  Provides control systems and          due March 2004 with interest payments
  proprietary software primarily        beginning March 2000 and deferred
  for the agricultural industry         interest capitalized to the principal
                                        balance, 1999 cost $700,000                             700,000                --
                                    * Warrants to purchase 485,963 common
                                        shares at $2.10 per share with put
                                        options beginning 2004 and expiring
                                        February 2009 or earlier upon the
                                        occurrence of a specified event,
                                        1999 cost $0                                                 --                --
                                      115,816 shares of Series B Cumulative
                                        Redeemable Preferred Stock, 1999
                                        cost $243,212                                           243,212                --
                                                                                             ----------         ---------
TOTAL MANUFACTURING (11.6% AND 4.4% OF TOTAL LOANS
      AND INVESTMENTS AS OF DECEMBER 31, 1999 AND 1998, RESPECTIVELY)                         1,366,212           400,000
                                                                                             ----------         ---------

OTHER SERVICE INDUSTRIES:

Kinseth Hospitality Company, Inc.     14% senior secured note receivable due
  Hotel and restaurant industries         May 2003, cost $2,000,000                           2,000,000         2,000,000
                                    * Warrant to purchase 25% of common
                                        shares at $.01 per share expiring during
                                        2002 with put options beginning May 2003
                                        or earlier if certain conditions are met
                                        and call options beginning 2004,
                                        $2,750,000 unrealized gain recognized
                                        during 1998 based on improved operating
                                        performance and expanded operations,
                                        $2,750,000 unrealized loss incurred
                                        during 1999 based on declining
                                        operating performance, cost $0                               --         2,750,000

Soil Recovery Services, Inc.        * 15% convertible subordinated debenture,
  Environmental remediation             bankruptcy commenced during 1996,
                                        $1,000,000 unrealized loss incurred
                                        during 1996, $1,000,000 realized loss
                                        incurred during 1999, cost $1,000,000                        --                --

                                                                                                      VALUATION
                                                                                             ----------------------------
Company                                                    Security                            1999               1998
-------                                                    --------                          --------           ---------

OTHER SERVICE INDUSTRIES (CONTINUED):

International Pacific Seafoods, Inc.  12% subordinated note due June 2003
  Provider of seafood and               through June 2005, 1999 cost
  supplemental products to              $1,000,000                                            1,000,000                --
  wholesale, retail and food        * Warrant to purchase 1,501 common
  service industry                      shares at $.76 per share expiring
                                        June 2006, exercisable upon the
                                        occurrence of certain events with put
                                        options exercisable during June 2005
                                        through June 2006, 1999 cost $0                              --                --

ServeCore Business Solutions, Inc.  * 2,661 common shares with put options
  Provider of copiers and               exercisable October 2004 through
  ancillary equipment in the            October 2006, 1999 cost $700,000                        700,000                --
  commercial office market                                                                 ------------       -----------

TOTAL OTHER SERVICE INDUSTRIES (31.4% AND 52.4% OF TOTAL LOANS
      AND INVESTMENTS AS OF DECEMBER 31, 1999 AND 1998, RESPECTIVELY)                         3,700,000         4,750,000
                                                                                           ------------       -----------

TOTAL LOANS AND INVESTMENTS                                                                $ 11,774,502       $ 9,060,728
                                                                                           ============       ===========

* Non-income producing investment

   During the year ended December 31, 1999, interest payments on the International Pacific Seafoods, Inc. subordinated note were restructured to accommodate the borrower's liquidity needs.

   During the year ended December 31, 1996, Soil Recovery Services, Inc. ("SRS"), an investee of the Trust, was forced into involuntary Chapter 7 bankruptcy by another creditor. As the Trust was continuing its avenues of recovery through litigation, the Trust recognized an unrealized loss of $1,000,000. The Trust filed several claims against SRS, the President of SRS and the investment banking firm, Southwest Merchants Group. As of December 31, 1999, all claims have been discharged and the Trust recognized a $1,000,000 realized loss during the year ended December 31, 1999.

   During the year ended December 31, 1999, SunStar HealthCare, Inc. ("SunStar") announced it was being sued by Florida's Department of Insurance for not meeting its statutory capital requirements for insurance underwritings. Subsequent to December 31, 1999, SunStar announced that its subsidiary and operating unit was being involuntarily placed into receivership for liquidation by the state of Florida. During the year ended December 31, 1999, the Trust has recognized a $930,000 realized loss.

   As of December 31, 1999, Kinseth Hospitality Company, Inc. and VisionComm, Inc. are in violation of several investment covenants relating to items such as allowable payments on shareholder notes, financial results, required board meetings and prompt delivery of interim financial information. The Trust has not yet determined whether these investment covenant violations will be waived.

3. RELATED PARTY TRANSACTIONS

   The Trust has entered into a management agreement with the Trust Advisor that provides for incentive compensation to the Trust Advisor based on the capital appreciation of the Trust's investments. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the combined temporary investment in money market securities and loans and investments of the Trust. The management fee is paid quarterly, in arrears, and is determined by reference to the value of the assets of the Trust as of the first day of that quarter. Management fees incurred during the years ended December 31, 1999, 1998 and 1997 relating to this agreement aggregated $318,357, $194,820 and $151,422, respectively. Management fees totaling $24,731 as of December 31, 1999, are currently past due.

   In addition, the Trust pays a fee for administration of shareholder accounts and other administrative services. During the year ended December 31, 1999, administrative fees totaling $38,400 were paid to the Trust Advisor. During the years ended December 31, 1998 and 1997, administrative fees were paid to the Dealer Manager and totaled $39,016 and $40,016, respectively.

   During the year ended December 31, 1999, the Dealer Manager acted as a sales agent for certain investments acquired by the Trust and forfeited the sales agent fee to the Trust as a discount on the investment cost. During the year ended December 31, 1999, the Dealer Manager forfeited sales agent fees totaling $184,000 to the Trust as a discount. Additionally, the Dealer Manager forfeited various warrants to purchase a total of 60,000 common shares in various portfolio companies, each with a cost and fair market value of $0. Due to the above arrangement, the Trust also received fees totaling $28,000, which was reported as a discount on the investment cost.

4. SYNDICATION COSTS

   As part of the issuance of Shares, the Trust paid certain fees described below to the Dealer Manager, Trust Advisor and Corporate Trustee. These syndication costs have been treated as a direct reduction of net assets.

   The Trust compensated the Dealer Manager through selling commissions and a wholesale marketing fee in conjunction with the offering of Shares, and reimbursement of due diligence expenses. Selling commissions varied between 7% and 2% of the aggregate purchase price of all Shares sold, depending on the number of Shares purchased by the investor. Selling commissions and due diligence expenses totaled $115,580 and $1,333, respectively, during the year ended December 31, 1997. The wholesale marketing fee of $41,375 is equal to 2.5% of the public offering price of all Shares sold during the year ended December 31, 1997.

   The Trust paid organizational and offering expenses paid or incurred by the Trust Advisor in connection with organizing the Trust and offering the Shares. The amount of reimbursement may not exceed 4% of the aggregate purchase price of all Shares sold. During the year ended December 31 1997, these reimbursement costs aggregated $66,200. Any organizational and offering expenses (excluding the expenses mentioned above) of the Trust in excess of this amount are paid by the Trust Advisor.

   The Trust paid the Corporate Trustee a fee equal to .5% of the aggregate purchase price of all Shares sold aggregating $8,275 during the year ended December 31, 1997.

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

   The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within sixty days of the end of each quarter. SBA regulations govern the amount of the SBIC's income available for distributions. At December 31, 1999, no amounts were available for distribution within the SBIC under the SBA regulations.

   The distributions payable balance comprises the following:

                                 UNDERWRITING     PRIORITY
                                   RETURN          RETURN            TOTAL
                                 -----------     -----------      -----------

Balance at December 31, 1997     $   526,401     $   292,288      $   818,689

  Distributions paid                      --        (569,029)        (569,029)

  Distributions earned                    --         843,280          843,280
                                 -----------     -----------      -----------

Balance at December 31, 1998         526,401         566,539        1,092,940

  Distributions paid                      --        (486,550)        (486,550)

  Distributions earned                    --         843,279          843,279
                                 -----------     -----------      -----------

Balance at December 31, 1999     $   526,401     $   923,268      $ 1,449,669
                                 ===========     ===========      ===========

6. DEBENTURES

   The Trust issued debentures payable to the SBA totaling $5,550,000 during the year ended December 31, 1999. The debentures require the semiannual payment of interest at annual interest rates ranging from 6.437% to 7.22%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Debentures totaling $1,000,000 are to be paid in full on September 1, 2009 and debentures totaling $4,550,000 are to be paid in full on March 1, 2010.

   As of December 31, 1999, the SBIC has unused leverage commitments totaling $4,450,000 and will be required to pay a 2.5% leverage and underwriting fee totaling $111,250, which will be deducted pro rata as proceeds are drawn. Each issuance of debentures is conditioned upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA may also limit the amount that may be drawn each year. The SBA commitment expires September 30, 2004.

7. COMMITMENTS AND CONTINGENCIES

   The Trust has committed to invest an additional $250,000 in Physicians Total Care, Inc. ("PTC") in exchange for a 10% promissory note. This additional investment is subject to PTC raising a specified level of additional capital and achieving specified operating results.

8. FEDERAL INCOME TAXES

   The Trust has received an opinion from counsel that it will be treated as a partnership for federal income tax purposes. As such, under present income tax laws, no income taxes will be reflected in these financial statements as taxable income or loss of the Trust is included in the income tax returns of the investors.

9. SUBSEQUENT EVENTS

   During January 2000, the Trust invested $500,000 in GMKS Acquisition Corporation in exchange for the following: 166,666.33 shares of common stock; 166,666.33 shares of Series A Convertible Preferred Stock; 13% subordinated note with principal $166,666.33 due March 31, 2005; and a warrant to purchase 1.666% of the outstanding common stock at an exercise price of $.01 per share expiring January 2022. The Trust may put the common, preferred and warrant shares during the period January 2007 through January 2022.

   During January 2000, the Trust invested $1,000,000 in Bristol Retail Solutions, Inc. in exchange for 500,000 shares of Series C Convertible Cumulative Preferred Stock with an annual dividend of $.24 per share and a warrant to purchase 425,000 common shares at $.01 per share expiring January 2005. The Trust may put the common or warrant shares during the period January 2005 through January 2007.

   During February 2000, the Trust converted its note receivable from Webcasts.com, Inc. totaling $484,860 as of December 31, 1999, into 19,394 shares of Series D Senior Convertible Preferred Stock earning annual dividends totaling $1.22 per share.

   During February 2000, the Trust invested an additional $300,000 in ServeCore Business Solutions, Inc. in exchange for 1,002 shares of common stock.

   During February 2000, the Trust invested $56,788 in Easy Systems, Inc. in exchange for 27,041 shares of Series B Cumulative Redeemable Preferred Stock and a warrant to purchase 45,430 common shares at $2.10 per share with put options expiring February 2009 or earlier upon the occurrence of a specified event.

   During February 2000, the Trust invested $1,000,000 in Future Med Interventional, Inc. in exchange for a $1,000,000 13.5% promissory note maturing February 2005 and a warrant to purchase 383,111 shares of common stock at $.01 per share, expiring February 2007.

   During March 2000, the Trust invested $66,667 in Inter-Med, Inc. in exchange for 178.7947 common shares. The Trust also agreed to invest a total of $83,333 in exchange for 223.4933 common shares at an unspecified date subsequent to March 31, 2000, contingent upon certain criteria.

   Subsequent to December 31, 1999, the SBIC issued debentures payable to the SBA totaling $2,025,000 at interest rates of approximately 6.4%. The debentures are subject to the same terms and fees as the existing debentures noted within Note 6.

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

         Henry T. Madden (age 70) - Mr. Madden is an Independent Trustee of the Trust. He was awarded a B.S.M.E. from the University of Notre Dame in 1951 and an M.B.A. from the University of Pittsburgh in 1966. He began his career as an Industrial Engineer, then Quality Control Manager in Technical Ceramics for 3M Company in Chattanooga, Tennessee. He became Manager of Production Engineering, then Manager for a 1,500 employee, $50 million in sales Allis-Chalmers Plant, manufacturing power and distribution transformers in Pittsburgh, Pennsylvania. In 1966, he became General Plant Manager of the Allis-Chalmers, Cedar Rapids, Iowa Plant manufacturing construction machinery. In 1969, Mr. Madden became Division Manager for Hydraulic Truck Cranes for Harnischfeger Corporation. In 1975 Mr. Madden became President, Harnischfeger GMBH in Dortmund, West Germany, a joint venture with August Thyssen A.G. of West Germany, manufacturing truck cranes, creating a 100 million deutsche mark business. He also served as Managing Director for Harnischfeger International Corporation for Europe, East Europe, and North and West Africa, responsible for all product sales in those areas. In 1981, Mr. Madden became a consultant to and assumed the responsibilities of General Manager of Oak Hill Engineering Inc., in Cedar Rapids, Iowa, a manufacturer of wire harnesses. In 1983, he started a company, Enertrac Inc., designing, manufacturing and marketing communications systems. Mr. Madden financed Enertrac Inc. through an initial public offering and merged it into another company in 1986. Mr. Madden organized the Institute for Entrepreneurial Management in the University of Iowa College of Business Administration in 1986, advising potential and new entrepreneurs and teaching courses on entrepreneurship in the MBA program. He also teaches courses in Corporate Strategy in the Executive MBA and MBA programs. Mr. Madden has been consulting with developmental stage companies since 1981.

         Mary Quass (age 50) - Ms. Quass was elected as an Independent Trustee, effective February 5, 1999. She received a BA Degree from the University of Northern Iowa in 1972. In 1981, she was appointed General Sales Manager of KSO and later in 1982 became Vice President and General Manager of KHAK AM/FM. In 1988, Ms. Quass formed Quass Broadcasting

         Company, Inc., which merged with CapStar Broadcasting Partners to form Central Star Communications, Inc. in 1998. She held the position of President of Quass Broadcasting until 1998. Quass Broadcasting, Inc. and Central Star Communications, Inc. are primarily involved in the ownership and management of AM and FM radio stations. Currently, she is the President and Chief Executive Officer of Quass Enterprises. Ms. Quass served as President and Chief Executive Officer of Central Star Communications from 1998 through 1999 when the company was sold.

Executive Officers and Directors of the Trust Advisor:

         Thomas J. Berthel (age 47) - Mr. Berthel serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as the Chief Executive Officer of Berthel Fisher & Company, the parent company of the Trust Advisor and the Dealer Manager. He has held these positions since 1985. Effective March 24, 1999, Mr. Berthel was elected President of the Trust Advisor. Until June, 1993, Mr. Berthel served as President of the Dealer Manager. From 1993 until the present he has served as Chief Executive Officer and as a Director of the Dealer Manager. Mr. Berthel is also President and a Director of various other subsidiaries of Berthel Fisher & Company that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He serves as the Chairman of the Board of Amana Colonies Golf Course, Inc., and, served on the Board of Directors of Intellicall, Inc., an advanced telecommunications technologies company in Carrollton, Texas, from November, 1995 to December, 1999. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa (1993).

         Henry Royer (Age 68) - Mr. Royer was elected President of the Trust Advisor in July, 1999. Mr. Royer served as an Independent Trustee of the Trust from its date of inception through February 5, 1999, when he resigned as Trustee. He graduated in 1953 from Colorado College with a B.A. in Money and Banking. From 1950 until 1962, Mr. Royer was employed for four years by Pillsbury Mills and for four years by Peavey Company as a grain merchandiser. From 1962 through 1965 he was employed as Treasurer and served on the Board of Lehigh Sewer Pipe and Tile. Mr. Royer joined First National Bank of Duluth in 1965, where he served in various capacities, including Assistant Cashier, Assistant Vice President, Assistant Manager of the Commercial Loan Department and Senior Vice President in Charge of Loans. When he left the bank in 1983 he was serving as Executive Vice President/Loans. He then joined The Merchants National Bank of Cedar Rapids (currently Firstar Bank Cedar Rapids, N.A.) where he served as Chairman and President until August, 1994. Mr. Royer served as the President and Chief Executive Officer of River City Bank, Sacramento, California from September 1994 through December 31, 1997.

         James D. Thorp (Age 40) - Mr. Thorp served as President of the Trust Advisor until March 24, 1999 when he resigned to focus full attention on Trust investment matters in his role as Managing Director. He resigned his position with the Trust Advisor in May, 1999. He was responsible for the day-to-day management of the Trust's portfolio.

         Ronald O. Brendengen (Age 45) - Mr. Brendengen is the Chief Operating Officer, Chief Financial Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher & Company, the parent company of the Trust Advisor. He was elected Secretary and Chief Financial Officer in 1994, and Chief Operating Officer in January 1998, of Berthel Fisher & Company. He also serves as Chief Financial Officer, Treasurer and a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa in 1978.

         Leslie D. Smith (Age 52) - Mr. Smith is a Director and the Secretary of the Trust Advisor. In 1994 Mr. Smith was named General Counsel of Berthel Fisher & Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990 Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. In that capacity, Mr. Smith performed all duties generally associated with the position of General Counsel. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc. in North Sioux City, South Dakota.

ITEM 11. EXECUTIVE COMPENSATION

Set forth is the information relating to all direct remuneration paid or accrued by the Registrant.

(A)                              (B)                  (C)                  (C1)                 (C2)                    (D)

                                                                                        Securities of property      Aggregate of
                                                 Cash and cash                            insurance benefits         contingent
Name of individual and           Year           equivalent forms                           or reimbursement           or forms
capacities in which served       Ended          of remuneration            Fees            personal benefits       of remuneration
--------------------------       -----          ---------------            ----            -----------------       ---------------

TJB Capital Management, Inc.     1999               $     0               $     0               $     0               $     0
Corporate Trustee                1998               $     0               $     0               $     0               $     0
                                 1997               $     0               $ 8,275               $     0               $     0

Henry T. Madden                  1999               $     0               $20,000               $     0               $     0
Corporate Trustee                1998               $     0               $18,000               $     0               $     0
                                 1997               $     0               $15,000               $     0               $     0

Henry Royer                      1999               $     0               $ 3,000               $     0               $     0
Corporate Trustee                1998               $     0               $18,000               $     0               $     0
                                 1997               $     0               $15,000               $     0               $     0

Mary Quass                       1999               $     0               $16,000               $     0               $     0
Corporate Trustee

The Trust paid the Trust Advisor $318,357, $194,280, and $151,422 for management fees and $-0-, $-0-, and $66,200, for reimbursement of organizational and offering expenses for the years 1999, 1998, and 1997, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transactions are described in notes 3 and 4 of the notes to the consolidated financial statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

                                                                     Page No.
                                                                     --------
             Consolidated Statements of Assets and Liabilities
             as of December 31, 1999 and 1998                           14

             Consolidated Statements of Operations for the
             Years Ended December 31, 1999, 1998 and 1997               15

             Consolidated Statements of Changes in Net Assets for
             the Years Ended December 31, 1999, 1998 and 1997           17

             Consolidated Statements of Cash Flows for the
             Years Ended December 31, 1999, 1998 and 1997               18

             Notes to Consolidated Financial Statements                 19

             2. Financial Statement Schedules - None

         (b) Reports on Form 8-K

                None

         (c) Exhibits

                3.1  Certificate of Trust

                3.2  Declaration of Trust

                10.1 Management Agreement between the Trust and the Trust
                     Advisor

                10.2 Safekeeping Agreement between the Trust and Firstar Bank
                     Cedar Rapids, N.A.

                16.  Letter re change in certifying accountant

                27.  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BERTHEL GROWTH & INCOME TRUST I

                                       By: /s/ Thomas J. Berthel
                                           -------------------------------------
Date: March 24, 2000                   THOMAS J. BERTHEL, Chief Executive
                                       Officer (principal executive officer) of
                                       Berthel Fisher & Company Planning, Inc.,
                                       Trust Advisor

                                       By: /s/ Ronald O. Brendengen
                                           -------------------------------------
Date: March 24, 2000                   RONALD O. BRENDENGEN, Chief Operating
                                       Officer, Chief Financial Officer and
                                       Treasurer (principal financial officer)
                                       of Berthel Fisher & Company Planning,
                                       Inc., Trust Advisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       /s/ Thomas J. Berthel
                                       -----------------------------------------
Date: March 24, 2000                   THOMAS J. BERTHEL, Chairman and Director
                                       of Berthel Fisher & Company, Berthel
                                       Fisher & Company Planning, Inc., Trust
                                       Advisor

                                       /s/ Ronald O. Brendengen
                                       -----------------------------------------
Date: March 24, 2000                   RONALD O. BRENDENGEN, Director of Berthel
                                       Fisher & Company Planning, Inc., Trust
                                       Advisor

                                       /s/ Henry Royer
                                       -----------------------------------------
Date: March 24, 2000                   HENRY ROYER, President of Berthel Fisher
                                       & Company Planning, Inc., Trust Advisor

                                       /s/ Leslie D. Smith
                                       -----------------------------------------
Date: March 24, 2000                   LESLIE D. SMITH, Director of Berthel
                                       Fisher & Company Planning, Inc., Trust
                                       Advisor

                                       /s/ Henry T. Madden
                                       -----------------------------------------
Date: March 24, 2000                   HENRY T. MADDEN, Independent Trustee of
                                       Berthel Growth & Income Trust I

                                       /s/ Thomas J. Berthel
                                       -----------------------------------------
Date: March 24, 2000                   THOMAS J. BERTHEL, Chairman of the Board
                                       and Chief Executive Officer of TJB
                                       Capital Management, Inc., Trustee of
                                       Berthel Growth & Income Trust I

                                       /s/ Daniel P. Wegmann
                                       -----------------------------------------
Date: March 24, 2000                   DANIEL P. WEGMANN, Controller of Berthel
                                       Fisher & Company Planning, Inc., Trust
                                       Advisor

                                  EXHIBIT INDEX


       Exhibit
       Number              Description
       ------              -----------

        3.1       Certificate of Trust (1)

        3.2       Declaration of Trust (2)

       10.1       Management Agreement between the
                     Trust and the Trust Advisor (3)

       10.2       Safekeeping Agreement between the Trust
                     and Firstar Bank Cedar Rapids, N.A. (4)

       16.0       Letter re change in certifying accountant (5)

---------------
(1) Incorporated by reference to the Trust's Registration Statement on Form N-2, filed with the Commission on February 14, 1995 (File No. 33-89605).

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