Form 10-Q
period 2000-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 2000-05-11
CIK 937969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From_________ to_________



                         Commission File Number 33-89506


                         BERTHEL GROWTH & INCOME TRUST I
                        --------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                       52-1915821
         ----------                                     ------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                       701 Tama Street, Marion, Iowa 52302
               (Address of principal executive offices) (Zip Code)

                                 (319) 447-5700
                                 --------------
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


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest - 10,541 shares as of April 20, 2000

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX



PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----
Item 1.  Financial Statements (unaudited)

           Consolidated Statements of Assets and Liabilities -
           March 31, 2000 and December 31, 1999                           3
           Consolidated Statements of Operations -
           three months ended March 31, 2000 and March 31, 1999           4

           Consolidated Statements of Changes in Net Assets -
           three months ended March 31, 2000 and March 31, 1999           5

           Consolidated Statements of Cash Flows -
           three months ended March 31, 2000 and March 31, 1999           6

           Notes to Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                          11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    13

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                               14


SIGNATURES                                                               15

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)


                                               MARCH 31, 2000  DECEMBER 31, 1999
                                               --------------  -----------------
ASSETS
Loans and investments (Note B)                  $ 15,064,561     $ 11,774,502
Cash                                                   4,290        1,123,840
Temporary investment in money
     market securities                               272,805           13,695
Interest and dividends receivable                    185,150          168,348
Deferred financing costs                             272,794          226,042
Due from affiliates                                    1,406              -0-
Other receivables                                      7,742           10,368
Other assets                                          10,818              -0-
                                                ------------     ------------
     Total Assets                                 15,819,566       13,316,795
                                                ------------     ------------


LIABILITIES
Accrued interest payable                              11,898           73,273
Accounts payable and other accrued expenses           55,436           59,332
Due to affiliate                                      89,882           88,121
Deferred income                                       35,730           11,667
Distributions payable to shareholders              1,659,911        1,449,669
Debentures (Note C)                                7,800,000        5,550,000
                                                ------------     ------------
     Total Liabilities                             9,652,857        7,232,062
                                                ------------     ------------


COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $585.02 per share
     at March 31, 2000 and 577.24 per share
     at December 31, 1999)                      $  6,166,709     $  6,084,733
                                                ============     ============

Net assets consist of:
Shares of beneficial interest (25,000 shares
     authorized;  10,541 shares issued
     and outstanding                            $  5,738,329     $  5,954,103
Accumulated net realized losses                  (1,930,000)      (1,930,000)
Accumulated net unrealized gains                   2,358,380        2,060,630
                                                ------------     ------------
                                                $  6,166,709     $  6,084,733
                                                ============     ============

See notes to financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    THREE MONTHS ENDED
                                              MARCH 31, 2000  MARCH 31, 1999
                                              --------------  --------------
REVENUES:
     Interest income                             $ 176,348       $ 142,121
     Dividend income                                76,356             -0-
     Application, closing & other fees               1,687          15,010
                                                 ---------       ---------
Total revenues                                     254,391         157,131
                                                 ---------       ---------

EXPENSES:
     Management fees                                73,675          75,242
     Administrative services                         9,600           9,600
     Trustee fees                                    8,000           9,000
     Professional fees                              17,980          43,887
     Interest expense                              129,710           1,457
     Other general and administrative expenses      20,959          36,766
                                                 ---------       ---------
Total expenses                                     259,924         175,952
                                                 ---------       ---------

Net investment loss                                 (5,533)        (18,821)
Unrealized gain on investments                     297,750             -0-
                                                 ---------       ---------
Net increase (decrease) in net assets
     resulting from operations                     292,217         (18,821)
Cumulative effect of a change
     in accounting principal (Note A)                  -0-         (33,817)
                                                 ---------       ---------

Net increase (decrease) in net assets            $ 292,217       $ (52,638)
                                                 =========       =========

Per beneficial share amounts:
Net increase (decrease) in net assets
     resulting from operations                   $   27.72       $   (1.78)
Cumulative effect of a change
     in accounting principle                           -0-           (3.21)
                                                 ---------       ---------
Net increase (decrease) in net assets            $   27.72       $   (4.99)
                                                 =========       =========

Weighted average shares                             10,541          10,541
                                                 =========       =========

Pro  forma amounts applying the methodology
     of organization costs retroactively:
Net increase (decrease) in net assets            $ 292,217       $ (18,821)
Net increase (decrease) in net assets
     per beneficial share                        $   27.72       $   (1.78)

See notes to financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                       THREE MONTHS ENDED      THREE MONTHS ENDED
                                         MARCH 31, 2000          MARCH 31, 1999
                                         --------------          --------------

                                       SHARES OF               SHARES OF
                                      BENEFICIAL              BENEFICIAL
                                       INTEREST      AMOUNT    INTEREST      AMOUNT
                                       --------      ------    --------      ------

Net investment income (loss)               --     $   (5,533)     --     $   (18,821)

Unrealized gain on investments             --        297,750      --            --

Distributions payable to shareholders      --       (210,241)     --        (207,932)

Cumulative effect of a change
in accounting principle                    --           --        --         (33,817)

Net assets at beginning of period        10,541    6,084,733    10,541    11,191,710
                                         ------   ----------    ------   -----------

Net assets at end of period              10,541   $6,166,709    10,541   $10,931,140
                                         ======   ==========    ======   ===========


See notes to financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                            MARCH 31, 2000    MARCH 31, 1999
                                                            --------------    --------------
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                        $   292,217        $ (52,638)
Adjustments to reconcile net increase (decrease) in net
     assets to net cash flows from operating activities:
Amortization of organizational costs and
     deferred financing costs                                      9,498            1,159
Unrealized gain on investments                                  (297,750)             -0-
Changes in operating assets and liabilities
     Loans and investments                                    (2,992,308)        (800,000)
     Temporary investment in money market securities            (259,110)         809,217
     Interest and dividends receivable                           (16,802)          (6,399)
     Due from affiliate                                           (1,406)              -0-
     Other receivables                                             2,626               -0-
     Other assets                                                (10,818)          32,240
     Accrued interest payable                                    (61,375)              -0-
     Accounts payable and other accrued expenses                  (3,896)          38,894
     Due to affiliate                                              1,761           13,282
     Deferred income                                              24,063               -0-
                                                             -----------        ---------
Net cash flows from operating activities                      (3,313,300)          35,755
                                                             -----------        ---------

FINANCING ACTIVITIES:
Note payable to investment advisor                                    -0-         226,000
Distribution payments to shareholders                                 -0-        (184,220)
Deferred financing costs incurred                                (56,250)         (50,000)
Proceeds from issuance of debentures                           2,250,000               -0-
                                                             -----------        ---------
Net cash flows from financing activities                       2,193,750           (8,220)
                                                             -----------        ---------

NET INCREASE (DECREASE) IN CASH                               (1,119,550)          27,535

CASH AT BEGINNING OF PERIOD                                    1,123,840           31,663
                                                             -----------        ---------

CASH AT END OF PERIOD                                        $     4,290        $  59,198
                                                             ===========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                       $   191,085        $      -0-
Noncash financing activities:
Distributions payable to shareholders                            210,241          207,932

See notes to financial statements.


BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The preparation of the Trust's financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred financing costs consist of a 1% Small Business Administration ("SBA") commitment fee, which is amortized over the commitment period using the straight-line method, and a 2.5% SBA leverage and underwriting fee, which is amortized over the life of the loan using the straight-line method. The straight-line method approximates the interest method and the relating amortization is reported as amortization expense.

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

NOTE B -LOANS AND INVESTMENTS


                                                                                       MARCH 31, 2000          DECEMBER 31, 1999
                                                                                   --------------------       -------------------
                                                                                   COST       VALUATION       COST      VALUATION
                                                                                   ----       ---------       ----      ---------
COMMUNICATIONS AND SOFTWARE:
VISIONCOMM INC.:
   Warrants to purchase 889,153 shares of common stock at $.8414 per share      $       --   $1,450,000   $       --   $1,450,000

LIVEWARE5, INC.:
   2,726,667 shares of common stock, no par value and warrants for
     920,000 shares at $.005 to $0.05 per share                                    400,000      400,000      400,000      102,250
   12% debenture due September, 2004                                               200,000      200,000      200,000      200,000

OBJECT SPACE, INC.:
   108,108 shares of Series B convertible preferred stock                          404,800      400,000      404,800      400,000

EDMIN.COM, INC.:
   200,000 shares of 9%, Series A cumulative convertible preferred stock and
     warrants to purchase 20,000 shares of common stock at $4.00 per share         728,000      728,000      728,000      728,000

CADAPULT GRAPHIC SYSTEMS, INC.:
   100,000 Shares of 11.5%, Series A convertible preferred stock and warrants
     to purchase 300,000 shares of common stock at $3.125 to $4.50 per share       930,000      930,000      930,000      930,000

WEBCASTS.COM, INC.:
   58,628 shares of 8% Series A preferred stock                                    500,000      500,000      500,000      500,000
   1,373,691 shares of common stock                                                  1,433      914,613           --           --
   19,394 shares of Series D preferred stock                                       484,860      484,860           --           --
   10% unsecured note and warrants                                                      --           --      484,860      484,860
   Warrants to purchase 1,354,297 common shares for $1,155                              --           --           --      913,180

BRISTOL RETAIL SOLUTIONS
   500,000 shares of 12% cumulative convertible preferred stock and warrants
     to purchase 425,000 shares of common stock at $.01 per share                1,000,000    1,000,000           --           --
                                                                                             ----------                ----------

TOTAL COMMUNICATIONS AND SOFTWARE (46.5% and 48.5% of
   total loans and investments as of March 31, 2000 and
   December 31,1999, respectively)                                                            7,007,473                 5,708,290
                                                                                             ----------                ----------

                                       8


                                                                                          MARCH 31, 2000         DECEMBER 31, 1999
                                                                                          --------------         -----------------
                                                                                       COST      VALUATION      COST      VALUATION
                                                                                       ----      ---------      ----      ---------
HEALTHCARE PRODUCTS AND SERVICES:
PHYSICIANS TOTAL CARE:
   10% promissory note due September, 2004 and Class A warrants to purchase
     140,000 shares of common stock for a total of $5,000 and Class B
     warrants to purchase 210,000 common shares at $5.00 per share                     500,000     500,000     500,000     500,000

INTER-MED, INC.:
   1,519.7547 shares and 1,340.96 shares of common stock at
     March 31, 2000 and December 31, 1999, respectively                                566,666     566,666     500,000     500,000

FUTUREMED INTERVENTIONAL, INC
   13.5% promissory note due February, 2005 and warrants to purchase
     383,111 shares of common stock at $.01 per share                                1,000,000   1,000,000          --          --
                                                                                                 ---------               ---------

TOTAL HEALTHCARE PRODUCTS AND SERVICES (13.7% and 8.5% of total loans and investments as of March 31, 2000 and
   December 31,1999, respectively)                                                               2,066,666               1,000,000
                                                                                                 ---------               ---------


MANUFACTURING:
HICKLIN ENGINEERING, L.C.:
   10% subordinated note due June 30, 2003                                             400,000     400,000     400,000     400,000
   Warrant for 6,857 membership interests at $.01 per share                                 --          --          --          --
   12% subordinated note due January, 2001 through December, 2004                       23,000      23,000      23,000      23,000

EASY SYSTEMS, INC.:
   11% subordinated debenture due March, 2004 and warrants to purchase 291,393 shares of stock at $2.10 per share with deferred interest
     capitalized to the investment balance as of March 31, 2000                        777,422     777,422     700,000     700,000
   142,857 shares of Series B preferred stock and warrants to purchase
     240,000 shares and 194,570 shares of common stock at March 31,
     2000 and December 31, 1999, respectively, at $2.10 per share                      300,000     300,000     243,212     243,212

THE SCHEBLER COMPANY, PREVIOUSLY KNOWN AS G.M.K.S. ACQUISITION CORP
   13% promissory note due March 31, 2005 and warrants
     to purchase 1.66% of common stock at $.01 per share                               166,666     166,666          --          --
   166,666 shares of convertible cumulative preferred stock                            166,667     166,667          --          --
   166,666 shares of common stock                                                      166,667     166,667          --          --


                                                                                    MARCH 31, 2000            DECEMBER 31, 1999
                                                                                    --------------            -----------------
                                                                                 COST        VALUATION       COST     VALUATION
                                                                                 ----        ---------       ----     ---------
TOTAL MANUFACTURING (13.3% and 11.6% of total
   loans and investments as of March 31, 2000 and
   December 31,1999, respectively)                                                             2,000,422               1,366,212
                                                                                            ------------             -----------

OTHER SERVICE INDUSTRIES:
KINSETH HOSPITALITY COMPANY, INC.:
   14% note due May 16, 2003                                                    2,000,000      2,000,000   2,000,000   2,000,000
   Warrants for 25% of the outstanding common stock at $0.01 per share                ---            ---         ---         ---

INTERNATIONAL PACIFIC SEAFOODS, INC.:
   12% subordinated note due June 2003 through June 2005 and warrants
     to purchase 1,501 shares of common stock for $.76 per share                1,000,000      1,000,000   1,000,000   1,000,000

SERVECORE BUSINESS SOLUTIONS, INC.:
   3,663 shares and 2,661 shares of common stock at March 31, 2000 and
     December 31, 1999 respectively                                               990,000        990,000     700,000     700,000
                                                                                            ------------             -----------

TOTAL OTHER SERVICE INDUSTRIES (26.5% and 31.4% of total loans and investments as of March 31, 2000 and
   December 31,1999, respectively)                                                             3,990,000               3,700,000
                                                                                            ------------             -----------

TOTAL LOANS AND INVESTMENTS                                                                 $ 15,064,561             $11,774,502
                                                                                            ============             ===========


SUBSEQUENT INVESTMENTS:
On April 3, 2000, the Trust invested $250,000 in Pickerman's Development Company, Inc. in exchange for a 12% promissory note due April 15, 2005 plus warrants to purchase 656,000 shares of common stock at $.01 per share expiring March, 2010 with put options beginning 2006 and call options during 2005 through 2006.

NOTE C - DEBENTURES
The Trust issued debentures payable to the SBA totalling $2,250,000 during the quarter ending March 31, 2000. The debentures require the semiannual payment of interest at annual interest rates ranging from 7.00% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Debentures totalling $1,000,000, $6,575,000, and $225,000 are to be paid in full on September 1, 2009, March 1, 2010, and September 1, 2010, respectively.

As of March 31, 2000, the SBIC has unused leverage commitments totalling $2,200,000 and will be required to pay a 2.5% leverage and underwriting fee totalling $55,000, which will be deducted pro rata as proceeds are drawn. Each issuance of debentures is conditioned upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA may also limit the amount that may be drawn each year. The SBA commitment expires September 30, 2004.

On April 3, 2000, the SBIC issued a $150,000 debenture that will mature September 1, 2010.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                               Quarter Ending            Quarter Ending
                               March 31, 2000            March 31, 1999
                               --------------            --------------
    Portfolio investments         $171,280                  $111,339
    Money market                     5,068                    30,782
                                  --------                  --------
    Interest income               $176,348                  $142,121
                                  ========                  ========

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. Money market interest declined in 2000, reflecting uses of cash to purchase new investments and finance operations.

Dividend income totalling $76,356 reflects dividends earned on preferred stock investments. No dividend income was earned in the first quarter of 1999. Prior to 1999 the Trust held no investments in dividend-paying equity securities.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, and were $73,675 for the first quarter of 2000 and $75,242 for the same period a year ago. Management fees are paid quarterly to the Trust Advisor, in accordance with the management agreement.

Professional fees were $17,980 for the first quarter of 2000 and $43,887 for the first quarter of 1999, and include legal and accounting expenses. The decrease is due to amounts paid in 1999 to pursue recovery of the Trust's investment in Soil Recovery Services ("SRS"). The attempts at recovery of the SRS loss terminated in 1999.

Interest expense was first incurred by the Trust in 1999 when it issued debentures payable to the SBA through its wholly owned subsidiary, Berthel SBIC, LLC. The Trust has issued debentures totalling $7,800,000. The debentures require the semiannual payment of interest at annual interest rates ranging from 7.00% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Prepayment penalties are not applicable within five years of maturity. Debentures totalling $1,000,000, $6,575,000, and $225,000 are to be paid in full on September 1, 2009, March 1, 2010, and September 1, 2010, respectively.

The change in unrealized gains and losses recognized during the first quarter of 1999 and 2000 is summarized in the following table:

                                       Quarter Ending   Quarter Ending
                                       March 31, 2000   March 31, 1999
                                       --------------   --------------
   LIVEware5, Inc.                      $    297,750      $     -0-
                                        ------------      ---------
   Unrealized gain on investments       $    297,750      $     -0-
                                        ============      =========

LIVEware5, Inc. negotiated an arrangement to be acquired by McLeod USA, Inc. ("McLeod"). The Trust received 38,877 shares of McLeod in exchange for the investments in LIVEware5, Inc. stock and debentures in early April, 2000 (adjusted for the April 25, 2000 three-for-one stock split). The Trust's shares of McLeod are subject to a twelve-month restriction on sales. McLeod common stock is publicly traded. Valuation of McLeod stock will be based upon actual market value.


YEAR 2000 ISSUE
As of the date of this filing, the Trust has encountered no problems relating to the year 2000 issue. The Trust is not aware of any Y2K problems or situations encountered by its investee companies, vendors, affiliates, or others.


LIQUIDITY AND CAPITAL RESOURCES
                                               Three Months Ending March 31
                                               ----------------------------
                                                    2000            1999
                                                    ----            ----
Major Cash Source:
     Issuance of debentures                    $  2,250,000      $     ---
Major Cash Use:
     Deferred financing costs incurred             (56,250)        (50,000)
     Distributions                                      ---       (184,220)
     Changes in loans and investments           (2,992,308)       (800,000)

Cash and temporary cash investments amounted to $277,095 at March 31, 2000 and $1,137,535 at December 31, 1999. Net cash from operating activities was a net use of cash of $3,313,300 for the three months ending March 31, 2000, and a net source of cash of $35,755 for the same period in 1999. This decrease in cash flow is primarily due to the net change in loans and investments in the first quarter of 2000 of $2,992,308.

Prior to 1999, the principal sources of liquidity and capital were the proceeds of sales of beneficial shares of the Trust combined with the results of investment operations. During 1999, the SBIC received commitments for SBA Leverage in the form of debentures in the amount of $10,000,000. The Trust paid a 1% commitment fee of $100,000 and pays leverage and underwriting fees amounting to 2.5% of the debentures issued. As of March 31, 2000, unused SBA leverage commitments amounted to $2,200,000. Each draw against SBA commitments is conditional upon the SBIC's credit worthiness and compliance with specific regulations, as determined by the SBA. The SBA may also limit the amounts that may be drawn each year. The unused SBA commitment expires September 30, 2004. The Board of Directors of the Trust Advisor has approved application for an additional $5,000,000 of SBA Leverage commitments, which is subject to review by the SBA.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. The Trustees declared no distribution for the quarter ended March 31, 2000. Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At March 31, 2000, the SBIC had a deficit of "earnings available for distribution" in the amount of $598,099.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Distributions payable of $1,659,911 have been accrued as of March 31, 2000.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at March 31, 2000 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of March 31, 2000, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At March 31, 2000, the amount at risk was $15,064,561.

At March 31, 2000, the portfolio consisted of the following:

                                                    Cost        Valuation
                                                    ----        ---------
   Notes and debentures with warrants
        to purchase common stock                $ 6,067,088    $ 7,517,088
   Preferred stock convertible into
        common stock                              4,514,327      4,509,527
   Common stock                                   2,124,766      3,037,946
                                                -----------    -----------
   Total loans and investments                  $12,706,181    $15,064,561
                                                ===========    ===========



                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)



Date: May 8, 2000               Ronald O. Brendengen/s/
      -----------               -----------------------
                                Ronald O. Brendengen, Chief Financial Officer,
                                Treasurer


Date: May 8, 2000               Daniel P. Wegmann/s/
      -----------               --------------------
                                   Daniel P. Wegmann, Controller