Form 10-Q
period 2000-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 2000-07-31
CIK 937969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2000
                                                -------------
                                       or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Transition Period From           to
                                                         -----------  ----------

                         Commission File Number 33-89506


                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                           52-1915821
         ----------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                       701 Tama Street, Marion, Iowa 52302
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

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


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest - 10,541 shares as of July 11, 2000

                        BERTHEL GROWTH & INCOME TRUST I
                                     INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.      Financial Statements (unaudited)

             Consolidated Statements of Assets and Liabilities -
             June 30, 2000 and December 31, 1999                              3

             Consolidated Statements of Operations -
             three months ended June 30, 2000 and June 30, 1999               4

             Consolidated Statements of Operations -
             six months ended June 30, 2000 and June 30, 1999                 5

             Consolidated Statements of Changes in Net Assets -
             six months ended June 30, 2000 and June 30, 1999                 6

             Consolidated Statements of Cash Flows -
             six months ended June 30, 2000 and June 30, 1999                 7

             Notes to Consolidated Financial Statements                       8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk      15


PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                               15


SIGNATURES                                                                   16

                        BERTHEL GROWTH & INCOME TRUST I
         CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)


                                                JUNE 30, 2000  DECEMBER 31, 1999
                                                -------------  -----------------
ASSETS
Loans and investments (Note B)                   $ 20,821,656     $ 11,774,502
Cash                                                    2,244        1,123,840
Temporary investment in money
     market securities                                 48,369           13,695
Interest and dividends receivable                     216,486          168,348
Deferred financing costs                              266,349          226,042
Due from affiliates                                     1,898               -0-
Other receivables                                       4,197           10,368
Other assets                                            7,573               -0-
                                                 ------------     ------------
     Total Assets                                  21,368,772       13,316,795
                                                 ------------     ------------


LIABILITIES
Accrued interest payable                              181,513           73,273
Accounts payable and other accrued expenses            41,942           59,332
Due to affiliate                                       57,377           88,121
Deferred income                                        33,703           11,667
Distributions payable to shareholders               1,870,154        1,449,669
Debentures (Note C)                                 7,950,000        5,550,000
                                                 ------------     ------------
     Total Liabilities                             10,134,689        7,232,062
                                                 ------------     ------------


COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $1,065.75 per share
     at June 30, 2000 and $577.24 per share
     at December 31, 1999)                       $ 11,234,083     $  6,084,733
                                                 ============     ============

Net assets consist of:
Shares of beneficial interest (25,000 shares
     authorized;  10,541 shares issued
     and outstanding                             $  5,504,740     $  5,954,103
Accumulated net realized losses                    (1,930,000)      (1,930,000)
Accumulated net unrealized gains                    7,659,343        2,060,630
                                                 ------------     ------------
                                                 $ 11,234,083     $  6,084,733
                                                 ============     ============

See notes to consolidated financial statements.

                        BERTHEL GROWTH & INCOME TRUST I
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                   JUNE 30, 2000   JUNE 30, 1999
                                                   -------------   -------------

REVENUES:
     Interest income                                 $   212,792    $   120,433
     Dividend income                                      76,356         21,917
     Application, closing & other fees                     5,028            667
                                                     -----------    -----------
Total revenues                                           294,176        143,017
                                                     -----------    -----------

EXPENSES:
     Management fees                                      95,860         75,944
     Administrative services                               9,600          9,600
     Trustee fees                                          8,000          8,000
     Professional fees                                    10,729         76,534
     Interest expense                                    169,711          2,931
     Other general and administrative expenses            23,622         24,915
                                                     -----------    -----------
Total expenses                                           317,522        197,924
                                                     -----------    -----------

Net investment loss                                      (23,346)       (54,907)
Unrealized gain on investments                         5,300,963             -0-
                                                     -----------    -----------
Net increase (decrease) in net assets
     resulting from operations                         5,277,617        (54,907)
Cumulative effect of a change
     in accounting principal (Note A)                         -0-            -0-
                                                     -----------    -----------

Net increase (decrease) in net assets                $ 5,277,617    $   (54,907)
                                                     ===========    ===========

Per beneficial share amounts:
Net increase (decrease) in net assets
     resulting from operations                       $    500.68    $     (5.21)
Cumulative effect of a change
     in accounting principle                                  -0-            -0-
                                                     -----------    -----------
Net increase (decrease) in net assets                $    500.68    $     (5.21)
                                                     ===========    ===========

Weighted average shares                                   10,541         10,541
                                                     ===========    ===========

Pro  forma amounts applying the methodology
     of organization costs retroactively:
Net increase (decrease) in net assets                $ 5,277,617    $   (54,907)
Net increase (decrease) in net assets
     per beneficial share                            $    500.68    $     (5.21)

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                    JUNE 30, 2000  JUNE 30, 1999
                                                    -------------  -------------
REVENUES:
     Interest income                                 $   389,141    $   262,554
     Dividend income                                     152,712         21,917
     Application, closing & other fees                     6,715         15,677
                                                     -----------    -----------
Total revenues                                           548,568        300,148
                                                     -----------    -----------

EXPENSES:
     Management fees                                     169,535        151,186
     Administrative services                              19,200         19,200
     Trustee fees                                         16,000         17,000
     Professional fees                                    28,709        120,421
     Interest expense                                    299,421          4,388
     Other general and administrative expenses            44,581         61,681
                                                     -----------    -----------
Total expenses                                           577,446        373,876
                                                     -----------    -----------

Net investment loss                                      (28,878)       (73,728)
Unrealized gain on investments                         5,598,713             -0-
                                                     -----------    -----------
Net increase (decrease) in net assets
     resulting from operations                         5,569,835        (73,728)
Cumulative effect of a change
     in accounting principal (Note A)                         -0-       (33,817)
                                                     -----------    -----------

Net increase (decrease) in net assets                $ 5,569,835    $  (107,545)
                                                     ===========    ===========

Per beneficial share amounts:
Net increase (decrease) in net assets
     resulting from operations                       $    528.40    $     (6.99)
Cumulative effect of a change
     in accounting principle                                  -0-         (3.21)
                                                     -----------    -----------
Net increase (decrease) in net assets                $    528.40    $    (10.20)
                                                     ===========    ===========

Weighted average shares                                   10,541         10,541
                                                     ===========    ===========

Pro  forma amounts applying the methodology
     of organization costs retroactively:
Net increase (decrease) in net assets                $ 5,569,835    $   (73,728)
Net increase (decrease) in net assets
     per beneficial share                            $    528.40    $     (6.99)

See notes to consolidated financial statements.

                        BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                   SIX MONTHS ENDED                     SIX MONTHS ENDED
                                                     JUNE 30, 2000                        JUNE 30, 1999
                                                     -------------                        -------------

                                              SHARES OF                          SHARES OF
                                             BENEFICIAL                         BENEFICIAL
                                              INTEREST         AMOUNT            INTEREST          AMOUNT
                                              --------         ------            --------          ------
Net investment loss                               ---     $       (28,878)            ---    $         (73,728)

Unrealized gain on investments                    ---            5,598,713            ---                  ---

Distributions payable to shareholders             ---            (420,485)            ---             (418,173)

Cumulative effect of a change
in accounting principle                           ---                 ---             ---              (33,817)

Net assets at beginning of period              10,541           6,084,733          10,541           11,191,710
                                               ------     ---------------          ------    -----------------

Net assets at end of period                    10,541     $    11,234,083          10,541    $      10,665,992
                                               ======     ===============          ======    =================

See notes to consolidated financial statements.

                        BERTHEL GROWTH & INCOME TRUST I
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                             JUNE 30, 2000         JUNE 30, 1999
                                                             -------------         -------------
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                       $     5,569,835      $       (107,545)
Adjustments to reconcile net increase (decrease) in net
     assets to net cash flows from operating activities:
Amortization of organizational costs and
     deferred financing costs                                        19,693                 3,636
Unrealized gain on investments                                   (5,598,713)                   -0-
Changes in operating assets and liabilities
     Loans and investments                                       (3,448,442)           (2,940,000)
     Temporary investment in money market securities                (34,674)            2,637,419
     Interest and dividends receivable                              (48,138)              (48,401)
     Due from affiliate                                              (1,898)                   -0-
     Other receivables                                                6,171                    -0-
     Other assets                                                    (7,573)               64,332
     Accrued interest payable                                       108,240                    -0-
     Accounts payable and other accrued expenses                    (17,390)               (3,085)
     Due to affiliate                                               (30,744)                7,584
     Deferred income                                                 22,037                    -0-
                                                            ---------------      ----------------
Net cash flows from operating activities                         (3,461,596)             (386,060)
                                                            ---------------      ----------------

FINANCING ACTIVITIES:
Note payable to investment advisor                                       -0-                   -0-
Distribution payments to shareholders                                    -0-             (334,510)
Deferred financing costs incurred                                   (60,000)              (75,000)
Proceeds from issuance of debentures                              2,400,000             1,000,000
                                                            ---------------      ----------------
Net cash flows from financing activities                          2,340,000               590,490
                                                            ---------------      ----------------

NET INCREASE (DECREASE) IN CASH                                  (1,121,596)              204,430

CASH AT BEGINNING OF PERIOD                                       1,123,840                31,663
                                                            ---------------      ----------------

CASH AT END OF PERIOD                                       $         2,244      $        236,093
                                                            ===============      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                      $       191,181      $             -0-
Noncash financing activities:
Distributions payable to shareholders                               420,485               418,173

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

NOTE B -LOANS AND INVESTMENTS

                                                                                       JUNE 30, 2000           DECEMBER 31, 1999
                                                                                -------------------------    -----------------------
                                                                                   COST       VALUATION       COST       VALUATION
                                                                                   ----       ---------       ----       ---------
COMMUNICATIONS AND SOFTWARE:
VISIONCOMM INC.
   Warrants to purchase 889,153 shares of common stock at $.8414 per share      $     ---   $     100,000    $   ---   $   1,450,000

LIVEWARE5, INC.
   2,726,667 shares of common stock, no par value and warrants for
     920,000 shares at $.005 to $0.05 per share                                       ---             ---    400,000         102,250
   12% debenture due September, 2004                                                  ---             ---    200,000         200,000

MCLEODUSA, INC. (FORMERLY INVESTMENT IN LIVEWARE5, INC.)
   38,877 shares of common stock, received in exchange for original
     investment in LIVEware5, Inc.                                                610,000         705,618        ---             ---

OBJECT SPACE, INC.
   108,108 shares of Series B convertible preferred stock                         404,800         400,000    404,800         400,000

EDMIN.COM, INC.
   200,000 shares of 9%, Series A cumulative convertible preferred stock and
     warrants to purchase 20,000 shares of common stock at $4.00 per share        728,000         728,000    728,000         728,000

CADAPULT GRAPHIC SYSTEMS, INC.
   100,000 Shares of 11.5%, Series A convertible preferred stock and warrants
     to purchase 333,000 shares of common stock at $3.125 to $4.50 per share      930,000         930,000    930,000         930,000

WEBCASTS.COM, INC.
   58,628 shares of 8% Series A preferred stock                                       ---             ---    500,000         500,000
   10% unsecured note and warrants                                                    ---             ---    484,860         484,860
   Warrants to purchase 1,354,297 common shares for $1,155                            ---             ---        ---         913,180

IBEAM BROADCASTING CORPORATION (FORMERLY INVESTMENT IN WEBCASTS.COM, INC.)
   545,442 shares of common stock                                                 486,373       7,890,728        ---             ---
   10% unsecured note due September, 2000                                         499,920         499,920        ---             ---

iBEAM securities were received as a result of the merger of Webcasts.com, Inc. with iBEAM Broadcasting Corporation.

                                                                                       JUNE 30, 2000           DECEMBER 31, 1999
                                                                                -------------------------    -----------------------
                                                                                   COST       VALUATION       COST       VALUATION
                                                                                   ----       ---------       ----       ---------
BRISTOL RETAIL SOLUTIONS
   500,000 shares of 12% cumulative convertible preferred stock                   820,083         820,083        ---             ---
   Warrants to purchase 425,000 shares of common stock at $.01 per share          179,917         244,086        ---             ---
                                                                                            -------------              -------------

TOTAL COMMUNICATIONS AND SOFTWARE (59.2% and 48.5% of total loans and
   investments as of June 30, 2000 and December 31,1999, respectively)                         12,318,435                  5,708,290
                                                                                            -------------              -------------

HEALTHCARE PRODUCTS AND SERVICES:
PHYSICIANS TOTAL CARE
   10% promissory note due September, 2004 and warrants to purchase
     350,000 shares of common stock for at $.035-5.00 per share                   600,000         600,000    500,000         500,000
   600 shares of common stock                                                       3,000           3,000        ---             ---

INTER-MED, INC.
   1,743.248 shares and 1,340.96 shares of common stock at
     June 30, 2000 and December 31, 1999, respectively                            650,000         650,000    500,000         500,000

FUTUREMED INTERVENTIONAL, INC.
   13.5% promissory note due February, 2005                                       904,203         904,203        ---             ---
   Warrants to purchase 383,111 shares of common stock at $.01 per share          102,640         102,640        ---             ---
                                                                                            -------------              -------------

TOTAL HEALTHCARE PRODUCTS AND SERVICES (10.8% and 8.5% of total loans and
   investments as of June 30, 2000 and December 31,1999, respectively)                          2,259,843                  1,000,000
                                                                                            -------------              -------------

MANUFACTURING:
HICKLIN ENGINEERING, L.C.
   10% subordinated note due June, 2003                                           400,000         400,000    400,000         400,000
   Warrant for 6,857 membership interests at $.01 per share                           ---             ---        ---             ---
   12% subordinated note due January, 2001 through December, 2004                  23,000          23,000     23,000          23,000

EASY SYSTEMS, INC.
   11% subordinated debenture due March, 2004 and warrants to purchase 291,393 shares of stock at $2.10 per share with deferred interest
     capitalized to the investment balance as of June 30, 2000                    777,422         777,422    700,000         700,000
   142,857 shares of Series B preferred stock and warrants to purchase
     240,000 shares and 194,570 shares of common stock at June 30,
     2000 and December 31, 1999, respectively, at $2.10 per share                 300,000         300,000    243,212         243,212

                                                                                       JUNE 30, 2000           DECEMBER 31, 1999
                                                                                -------------------------    -----------------------
                                                                                   COST       VALUATION       COST       VALUATION
                                                                                   ----       ---------       ----       ---------
THE SCHEBLER COMPANY, PREVIOUSLY KNOWN AS G.M.K.S. ACQUISITION CORP.
   13% promissory note due March, 2005                                            156,258         156,258         ---            ---
   Warrants to purchase 1.66% of common stock at $.01 per share                    11,504          11,504         ---            ---
   166,666 shares of 10% convertible cumulative preferred stock                   166,667         166,667         ---            ---
   166,666 shares of common stock                                                 166,667         166,667         ---            ---
                                                                                            -------------              -------------

TOTAL MANUFACTURING (9.6% and 11.6% of total loans and investments
   as of June 30, 2000 and December 31,1999, respectively)                                      2,001,518                  1,366,212
                                                                                            -------------              -------------

OTHER SERVICE INDUSTRIES:
KINSETH HOSPITALITY COMPANY, INC.
   14% note due May, 2003                                                       2,000,000       2,000,000   2,000,000      2,000,000
   Warrants for 25% of the outstanding common stock at $0.01 per share                ---             ---         ---            ---

INTERNATIONAL PACIFIC SEAFOODS, INC.
   12% subordinated note due June 2003 through June 2005 and warrants
     to purchase 1,501 shares of common stock for $.76 per share                1,000,000       1,000,000   1,000,000      1,000,000

SERVECORE BUSINESS SOLUTIONS, INC.
   3,663 shares and 2,661 shares of common stock at June 30, 2000 and
     December 31, 1999 respectively                                               990,000         990,000     700,000        700,000

PICKERMAN'S DEVELOPMENT COMPANY
   12% promissory note due April, 2005                                            214,663         214,663         ---            ---
   Warrants to purchase 656,000 shares of common stock at $0.01 per share          37,197          37,197         ---            ---
                                                                                            -------------              -------------

TOTAL OTHER SERVICE INDUSTRIES (20.4% and 31.4% of total loans and investments
   as of June 30, 2000 and December 31,1999, respectively)                                      4,241,860                  3,700,000
                                                                                            -------------              -------------

TOTAL LOANS AND INVESTMENTS                                                                 $  20,821,656              $  11,774,502
                                                                                            =============              =============

SUBSEQUENT INVESTMENTS:
During July, 2000 the Trust invested $150,000 in a 10% promissory note issued by Physicians Total Care, Inc. with a due date of October, 2004. The Trust also invested $150,000 in exchange for a 12% promissory note issued by Inter-Med, Inc. with a due date of July, 2005 and warrants to acquire 561.0413 shares of Inter-Med, Inc. common stock for $.01 per share. iBEAM Broadcasting Corporation repaid its 10% unsecured note amounting to $499,920 plus interest during July, 2000.

NOTE C - DEBENTURES
The Trust issued debentures payable to the SBA totalling $2,400,000 during the six months ending June 30, 2000. The debentures require the semiannual payment of interest at annual interest rates ranging from 7.00% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Debentures totalling $1,000,000, $6,575,000, and $375,000 are to be paid in full on September, 2009, March, 2010, and September, 2010, respectively.

As of June 30, 2000, the SBIC has unused leverage commitments totalling $2,050,000 and will be required to pay a 2.5% leverage and underwriting fee totalling $51,250 that will be deducted pro rata as proceeds are drawn. Each issuance of debentures is conditioned upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA may also limit the amount that may be drawn each year. The SBA commitment expires September 30, 2004.

During July, 2000 the SBIC issued debentures totalling $350,000 that will mature during September, 2010.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                              Three Months Ending June 30        Six Months Ending June 30
                                  2000             1999             2000             1999
                                  ----             ----             ----             ----
     Portfolio investments   $   211,511       $   109,611     $   382,792       $   220,950
     Money market                  1,281            10,822           6,349            41,604
                             -----------       -----------     -----------       -----------
     Interest income         $   212,792       $   120,433     $   389,141       $   262,554
                             ===========       ===========     ===========       ===========

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. Money market interest declined in 2000, reflecting uses of cash to purchase new investments and finance operations.

Dividend income is earned on preferred stock investments and totalled $76,356 and $152,712 for the three and six months ending June 30, 2000, respectively. Dividend income was $21,917 for both the three and six month period ending June 30, 1999. Prior to 1999 the Trust held no investments in dividend-paying equity securities.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, and were $95,860 for the second quarter of 2000 and $75,944 for the same period a year ago. For the six months ending June 30, management fees increased from $151,186 in 1999 to $169,535 in 2000. The increases in management fees are due to an increased portfolio of loans and investments. Management fees are paid quarterly to the Trust Advisor, in accordance with the management agreement.

Professional fees were $10,729 for the second quarter of 2000 and $76,534 for the second quarter of 1999, and include legal and accounting expenses. For the first six months, professional fees were $28,709 in 2000 and $120,421 in 1999. The decrease is due to amounts paid in 1999 to pursue recovery of the Trust's investment in Soil Recovery Services ("SRS"). The attempts at recovery of the SRS loss terminated in 1999.

Interest expense was first incurred by the Trust in 1999 when it issued debentures payable to the SBA through its wholly owned subsidiary, Berthel SBIC, LLC. The Trust has issued debentures totalling $7,950,000. The debentures require the semiannual payment of interest at annual interest rates ranging from 7.00% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Prepayment penalties are not applicable within five years of maturity. Debentures totalling $1,000,000, $6,575,000, and $375,000 are to be paid in full on September, 2009, March, 2010, and September, 2010, respectively.

The change in unrealized gains and losses recognized is summarized in the following table:

                                Three Months Ending June 30            Six Months Ending June 30
                                    2000             1999                 2000             1999
                                    ----             ----                 ----             ----
     LIVEware5, Inc.           $        -0-      $       -0-         $   297,750       $       -0-
     McLeodUSA, Inc.                95,618               -0-              95,618               -0-
     VisionComm, Inc.           (1,350,000)              -0-          (1,350,000)              -0-
     Webcasts.com, Inc.           (913,180)              -0-            (913,180)              -0-
     iBEAM Broadcasting
        Corporation              7,404,356               -0-           7,404,356               -0-
     Bristol Retail Solutions       64,169               -0-              64,169               -0-
                               -----------       -----------         -----------       -----------
     Unrealized gain           $ 5,300,963       $       -0-         $ 5,598,713       $       -0-
                               ===========       ===========         ===========       ===========

LIVEware5, Inc. was acquired by McLeod USA, Inc. ("McLeod"). The Trust received 38,877 shares of McLeod in exchange for the investments in LIVEware5, Inc. stock and debentures in early April, 2000 (adjusted for the April 25, 2000 three-for-one stock split). The Trust's shares of McLeod are subject to a twelve-month restriction on sales. McLeod common stock is publicly traded. Valuation of McLeod stock will be based upon actual market value less appropriate reserves to reflect restrictions on sales.

Webcasts.com, Inc. merged with iBEAM Broadcasting Corporation ("iBEAM") on April 30, 2000. The Trust received 545,442 shares of iBEAM common stock and a 10% unsecured note due September 30, 2000. The iBEAM common stock is subject to restrictions on trading for up to one year. iBEAM common stock is publicly traded. The iBEAM common stock will be valued based upon public market prices less appropriate reserves to reflect restrictions on trading.

The valuation of VisionComm, Inc. warrants was reduced reflecting their prospects for new equity financing and lack of growth. The unrealized gain on Bristol Retail Solutions reflects the market value of their common stock in excess of the exercise price of the Trust's warrants.

YEAR 2000 ISSUE
The Trust has encountered no problems relating to the year 2000 issue. The Trust is not aware of any Y2K problems or situations encountered by its investee companies, vendors, affiliates, or others.

LIQUIDITY AND CAPITAL RESOURCES
                                                  Six Months Ending June 30
                                                  -------------------------
                                                   2000                1999
                                                   ----                ----
Major Cash Sources (Uses):
   Issuance of debentures                      $  2,400,000       $   1,000,000
   Deferred financing costs incurred                (60,000)            (75,000)
   Distributions                                        ---            (334,510)
   Changes in loans and investments              (3,448,442)         (2,940,000)

Cash and temporary cash investments amounted to $50,613 at June 30, 2000 and $1,137,535 at December 31, 1999. Net cash from operating activities was a net use of cash of $3,461,596 for the six months ending June 30, 2000, and a net use of cash of $386,060 for the same period in 1999. This decrease in cash flow is primarily due to the net change in loans and investments in the first six months of 2000 of $3,448,442.

Prior to 1999, the principal sources of liquidity and capital were the proceeds of sales of beneficial shares of the Trust combined with the results of investment operations. During 1999, the SBIC received commitments for SBA Leverage in the form of debentures in the amount of $10,000,000. The Trust paid a 1% commitment fee of $100,000 and pays leverage and underwriting fees amounting to 2.5% of the debentures issued. As of June 30, 2000, unused SBA leverage commitments amounted to $2,050,000. Each draw against SBA commitments is conditional upon the SBIC's credit worthiness and compliance with specific regulations, as determined by the SBA. The SBA may also limit the amounts that may be drawn each year. The unused SBA commitment expires September 30, 2004. The Board of Directors of the Trust Advisor has approved application for an additional $5,000,000 of SBA Leverage commitments, which is subject to review by the SBA.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. The Trustees declared no distribution for the quarter ended June 30, 2000. Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At June 30, 2000, the SBIC had a deficit of "earnings available for distribution" in the amount of $670,905.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Distributions payable of $1,870,154 have been accrued as of June 30, 2000.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at June 30, 2000 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of June 30, 2000, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At June 30, 2000, the amount at risk was $20,821,656.

At June 30, 2000, the portfolio consisted of the following:

                                                  Cost            Valuation
                                                  ----            ---------

      Notes and debentures                  $     6,575,466    $      6,575,466
      Preferred stock convertible into
           common stock                           3,349,550           3,344,750
      Common stock                                2,906,040          10,406,013
      Warrants to purchase common stock             331,258             495,427
                                            ---------------    ----------------
      Total loans and investments           $    13,162,314    $     20,821,656
                                            ===============    ================


                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)



Date:  July 28, 2000             /s/ Ronald O. Brendengen
       -------------             ---------------------------------------------
                                 Ronald O. Brendengen, Chief Financial Officer,
                                 Treasurer


Date:  July 28, 2000             /s/ Daniel P. Wegmann
       -------------             ---------------------------------------------
                                 Daniel P. Wegmann, Controller