Form 10-Q
period 2000-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 2000-11-14
CIK 937969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
      Transition Period From                        to
                             ----------------------    -----------------------


                         Commission File Number 33-89506


                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                             52-1915821
         ----------                                           -------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                       701 Tama Street, Marion, Iowa 52302
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (319) 447-5700
                                 --------------
               Registrant's telephone number, including area code



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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest - 10,541 shares as of October 27, 2000

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX



PART I.  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----

Item 1.     Financial Statements (unaudited)

            Consolidated Statements of Assets and Liabilities -
            September 30, 2000 and December 31, 1999                       3

            Consolidated Statements of Operations -
            three months ended September 30, 2000 and September 30, 1999   4

            Consolidated Statements of Operations -
            nine months ended September 30, 2000 and September 30, 1999    5

            Consolidated Statements of Changes in Net Assets -
            nine months ended September 30, 2000 and September 30, 1999    6

            Consolidated Statements of Cash Flows -
            nine months ended September 30, 2000 and September 30, 1999    7

            Notes to Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk    15



PART II.   OTHER INFORMATION
----------------------------

Item 1.     Legal Proceedings                                             15



SIGNATURES                                                                16

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

                                                 SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                 ------------------     -----------------
ASSETS
Loans and investments (Note B)                    $     16,394,778     $     11,774,502
Cash                                                       414,050            1,123,840
Temporary investment in money
     market securities                                         -0-               13,695
Interest and dividends receivable, net of
     reserve of $28,506 at September 30, 2000              121,358              168,348
Deferred financing costs                                   285,939              226,042
Due from affiliates                                            926                  -0-
Other receivables                                            7,907               10,368
Other assets                                                 4,327                  -0-
                                                  ----------------     ----------------
     Total Assets                                       17,229,285           13,316,795
                                                  ----------------     ----------------


LIABILITIES
Accrued interest payable                                    56,067               73,273
Accounts payable and other accrued expenses                 36,820               59,332
Due to affiliate                                            87,936               88,121
Deferred income                                             31,675               11,667
Distributions payable to shareholders                    2,082,706            1,449,669
Debentures (Note C)                                      9,150,000            5,550,000
                                                  ----------------     ----------------
     Total Liabilities                                  11,445,204            7,232,062
                                                  ----------------     ----------------


COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $548.72 per share
     at September 30, 2000 and $577.24 per share
     at December 31, 1999)                        $      5,784,081     $      6,084,733
                                                  ================     ================

Net assets consist of:
Shares of beneficial interest (25,000 shares
     authorized;  10,541 shares issued
     and outstanding                              $      5,139,677     $      5,954,103
Accumulated net realized losses                         (1,930,000)          (1,930,000)
Accumulated net unrealized gains                         2,574,404            2,060,630
                                                  ----------------     ----------------
                                                  $      5,784,081     $      6,084,733
                                                  ================     ================

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                  SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                  ------------------   ------------------
REVENUES:
     Interest income                              $          196,836   $          135,465
     Dividend income                                          47,302               25,206
     Application, closing & other fees                         3,861                  -0-
                                                  ------------------   ------------------
Total revenues                                               247,999              160,671
                                                  ------------------   ------------------

EXPENSES:
     Management fees                                         130,438               82,250
     Administrative services                                   9,600                9,600
     Trustee fees                                             10,000                8,000
     Professional fees                                        18,923               19,759
     Interest expense                                        181,340               20,546
     Other general and administrative expenses                50,209                2,399
                                                  ------------------   ------------------
Total expenses                                               400,510              142,554
                                                  ------------------   ------------------

Net investment income (loss)                               (152,511)               18,117
Unrealized loss on investments                           (5,084,939)          (1,105,000)
                                                  ------------------   ------------------
Net decrease in net assets
     resulting from operations                           (5,237,450)          (1,086,883)
Cumulative effect of a change
     in accounting principal (Note A)                            -0-                  -0-
                                                  ------------------   ------------------

Net decrease in net assets                        $      (5,237,450)   $      (1,086,883)
                                                  ==================   ==================

Per beneficial share amounts:
Net decrease in net assets
     resulting from operations                    $         (496.86)   $         (103.11)
Cumulative effect of a change
     in accounting principle                                     -0-                  -0-
                                                  ------------------   ------------------
Net decrease in net assets                        $         (496.86)   $         (103.11)
                                                  ==================   ==================

Weighted average shares                                       10,541               10,541
                                                  ==================   ==================

Pro forma amounts applying the methodology of
     organization costs retroactively:
Net decrease in net assets                        $       (5,237,450)  $      (1,086,883)
Net decrease in net assets
     per beneficial share                         $          (496.86)  $         (103.11)

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                                 ------------------     ------------------
REVENUES:
     Interest income                              $        585,977     $        398,019
     Dividend income                                       200,014               47,123
     Application, closing & other fees                      10,576               15,677
                                                  ----------------     ----------------
Total revenues                                             796,567              460,819
                                                  ----------------     ----------------

EXPENSES:
     Management fees                                       299,973              233,436
     Administrative services                                28,800               28,800
     Trustee fees                                           26,000               25,000
     Professional fees                                      47,632              140,180
     Interest expense                                      480,761               24,934
     Other general and administrative expenses              94,790               64,080
                                                  ----------------     ----------------
Total expenses                                             977,956              516,430
                                                  ----------------     ----------------

Net investment loss                                      (181,389)              (55,611)
Unrealized gain (loss) on investments                      513,774           (1,105,000)
                                                  ----------------     ----------------
Net increase (decrease) in net assets
     resulting from operations                             332,385           (1,160,611)
Cumulative effect of a change
     in accounting principal (Note A)                          -0-              (33,817)
                                                  ----------------     ----------------

Net increase (decrease) in net assets             $        332,385     $     (1,194,428)
                                                  ================     ================

Per beneficial share amounts:
Net increase (decrease) in net assets
     resulting from operations                    $          31.53     $        (110.10)
Cumulative effect of a change
     in accounting principle                                   -0-                (3.21)
                                                  ----------------     ----------------
Net increase (decrease) in net assets             $          31.53     $        (113.31)
                                                  ================     ================

Weighted average shares                                     10,541               10,541
                                                  ================     ================

Pro forma amounts applying the methodology of
     organization costs retroactively:
Net increase (decrease) in net assets             $        332,385     $     (1,160,611)
Net increase (decrease) in net assets
     per beneficial share                         $          31.53     $        (110.10)

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                     NINE MONTHS ENDED                       NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2000                      SEPTEMBER 30, 1999
                                                    ------------------                      ------------------
                                              SHARES OF                               SHARES OF
                                             BENEFICIAL                              BENEFICIAL
                                              INTEREST             AMOUNT              INTEREST               AMOUNT
                                              --------             ------              --------               ------
Net investment loss                               ---     $      (181,389)                 ---     $         (55,611)

Unrealized gain (loss) on investments             ---             513,774                  ---            (1,105,000)

Distributions payable to shareholders             ---            (633,037)                 ---              (630,727)

Cumulative effect of a change
in accounting principle                           ---                 ---                  ---               (33,817)

Net assets at beginning of period              10,541           6,084,733               10,541            11,191,710
                                               ------     ---------------               ------     -----------------

Net assets at end of period                    10,541     $     5,784,081               10,541     $       9,366,555
                                               ======     ===============               ======     =================


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                          ------------------        ------------------
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                      $       332,385           $     (1,194,428)
Adjustments to reconcile net increase (decrease) in net
     assets to net cash flows from operating activities:
Amortization of organizational costs and
     deferred financing costs                                       30,103                      6,980
Unrealized (gain) loss on investments                             (513,774)                 1,105,000
Provision for possible losses                                       28,506                        -0-
Changes in operating assets and liabilities
     Loans and investments                                      (4,106,502)                (4,276,000)
     Temporary investment in money market securities                13,695                  2,483,620
     Interest and dividends receivable                              18,484                    (99,213)
     Due from affiliate                                               (926)                       -0-
     Other receivables                                               2,461                        -0-
     Other assets                                                   (4,327)                    58,162
     Accrued interest payable                                      (17,206)                       -0-
     Accounts payable and other accrued expenses                   (22,512)                     1,962
     Due to affiliate                                                 (185)                    13,890
     Deferred income                                                20,008                        -0-
                                                           ---------------           ----------------
Net cash flows from operating activities                        (4,219,790)                (1,900,027)
                                                           ---------------           ----------------

FINANCING ACTIVITIES:
Distribution payments to shareholders                                  -0-                   (436,551)
Deferred financing costs incurred                                  (90,000)                  (112,500)
Proceeds from issuance of debentures                             3,600,000                  2,500,000
                                                           ---------------           ----------------
Net cash flows from financing activities                         3,510,000                  1,950,949
                                                           ---------------           ----------------

NET INCREASE (DECREASE) IN CASH                                   (709,790)                    50,922

CASH AT BEGINNING OF PERIOD                                      1,123,840                     31,633
                                                           ---------------           ----------------

CASH AT END OF PERIOD                                      $       414,050           $         82,585
                                                           ===============           ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                     $       497,967           $            -0-
Noncash financing activities:
Distributions payable to shareholders                              633,037                    630,727

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

NOTE B -LOANS AND INVESTMENTS

                                                                                 SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                                              ------------------------   -------------------------
                                                                                 COST       VALUATION       COST       VALUATION
                                                                                 ----       ---------       ----       ---------
COMMUNICATIONS AND SOFTWARE:
VISIONCOMM INC.
   Warrants to purchase 889,153 shares of common stock at $.8414 per share    $      ---    $  100,000   $      ---    $ 1,450,000

LIVEWARE5, INC.
   2,726,667 shares of common stock, no par value and warrants for
     920,000 shares at $.005 to $0.05 per share                                      ---           ---      400,000        102,250
   12% debenture due September, 2004                                                 ---           ---      200,000        200,000

MCLEODUSA, INC. (FORMERLY INVESTMENT IN LIVEWARE5, INC.)
   38,877 shares of common stock, received in exchange for original
     investment in LIVEware5, Inc.                                               610,000       478,916          ---            ---

OBJECT SPACE, INC.
   108,108 shares of Series B convertible preferred stock                        404,800       400,000      404,800        400,000

EDMIN.COM, INC.
   200,000 shares of 9%, Series A cumulative convertible preferred stock and
     warrants to purchase 20,000 shares of common stock at $4.00 per share       728,000       728,000      728,000        728,000

WEBCASTS.COM, INC.
   58,628 shares of 8% Series A preferred stock                                      ---           ---      500,000        500,000
   10% unsecured note and warrants                                                   ---           ---      484,860        484,860
   Warrants to purchase 1,354,297 common shares for $1,155                           ---           ---          ---        913,180

IBEAM BROADCASTING CORPORATION (FORMERLY INVESTMENT IN WEBCASTS.COM, INC.)
   545,442 shares of common stock                                                486,373     3,068,111          ---            ---
                                                                                            ----------                 -----------
iBEAM securities were received as a result of the merger of Webcasts.com, Inc.
with  iBEAM  Broadcasting Corporation.

TOTAL COMMUNICATIONS AND SOFTWARE (29.1% and 40.6% of total loans and
   investments as of September 30, 2000 and December 31,1999, respectively)                  4,775,027                   4,778,290
                                                                                            ----------                 -----------

OFFICE EQUIPMENT AND BUSINESS SERVICES:
BRISTOL RETAIL SOLUTIONS
   500,000 shares of 12% cumulative convertible preferred stock                  820,083       820,083          ---            ---
   Warrants to purchase 425,000 shares of common stock at $.01 per share         179,917       208,466          ---            ---



                                                                                 SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                                              ------------------------   -------------------------
                                                                                 COST       VALUATION       COST       VALUATION
                                                                                 ----       ---------       ----       ---------
CADAPULT GRAPHIC SYSTEMS, INC.
   100,000 Shares of 11.5%, Series A convertible preferred stock and warrants
     to purchase 333,000 shares of common stock at $3.125 to $4.50 per share     930,000       930,000      930,000        930,000

SERVECORE BUSINESS SOLUTIONS, INC.
   3,663 shares and 2,661 shares of common stock at September 30, 2000 and
     December 31, 1999 respectively                                              990,000       990,000      700,000        700,000
                                                                                            ----------                 -----------

TOTAL OFFICE EQUIPMENT AND BUSINESS SERVICES (18.0% and 13.8% of total loans and investments as of September 30, 2000 and December 31,1999,
respectively)                                                                                2,948,549                   1,630,000
                                                                                            ----------                 -----------

HEALTHCARE PRODUCTS AND SERVICES:
PHYSICIANS TOTAL CARE, INC.
   10% promissory note due September, 2004 and warrants to purchase
     350,000 shares of common stock for at $.035-5.00 per share                  807,795       807,795      500,000        500,000
   700 shares of common stock                                                      4,000         4,000          ---            ---
INTER-MED, INC.
   1,743.248 shares and 1,340.96 shares of common stock at
     September 30, 2000 and December 31, 1999, respectively                      650,000       650,000      500,000        500,000
   12% promissory note due July, 2005                                            133,895       133,895          ---            ---
   Warrants to purchase 561.0413 shares of common stock at $.01 per share         16,953        16,953          ---            ---

FUTUREMED INTERVENTIONAL, INC.
   13.5% promissory note due February, 2005                                      909,335       909,335          ---            ---
   Warrants to purchase 383,111 shares of common stock at $.01 per share         102,640       102,640          ---            ---
                                                                                            ----------                 -----------

TOTAL HEALTHCARE PRODUCTS AND SERVICES (16.0% and 8.5% of total loans and
   investments as of September 30, 2000 and December 31,1999, respectively)                  2,624,618                   1,000,000
                                                                                            ----------                 -----------

MANUFACTURING:
EASY SYSTEMS, INC.
   11% subordinated debenture due March, 2004 and warrants to purchase 291,393 shares of stock at $2.10 per share with deferred interest
     capitalized to the investment balance as of September 30, 2000              777,422       777,422      700,000        700,000
   142,857 shares of Series B preferred stock and warrants to purchase
     240,000 shares and 194,570 shares of common stock at September 30,
     2000 and December 31, 1999, respectively, at $2.10 per share                300,000       300,000      243,212        243,212


                                                                                  SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                                              -------------------------  -------------------------
                                                                                 COST        VALUATION       COST       VALUATION
                                                                                 ----        ---------       ----       ---------
HICKLIN ENGINEERING, L.C.
   10% subordinated note due June, 2003                                          400,000        400,000      400,000       400,000
   Warrant for 6,857 membership interests at $.01 per share                          ---            ---          ---           ---
   12% subordinated note due January, 2001 through December, 2004                 13,800         13,800       23,000        23,000

CHILDS & ALBERT
   12.5% promissory note due October, 2005                                       727,935        727,935          ---           ---
   Warrants to purchase 833,334 shares of common stock at $10 per share           72,065         72,065          ---           ---

THE SCHEBLER COMPANY, PREVIOUSLY KNOWN AS G.M.K.S. ACQUISITION CORP.
   13% promissory note due March, 2005                                           156,805        156,805          ---           ---
   Warrants to purchase 1.66% of common stock at $.01 per share                   11,504         11,504          ---           ---
   166,666 shares of 10% convertible cumulative preferred stock                  166,667        166,667          ---           ---
   166,666 shares of common stock                                                166,667        166,667          ---           ---
                                                                                            -----------                -----------

TOTAL MANUFACTURING (17.0% and 11.6% of total loans and investments
   as of September 30, 2000 and December 31,1999, respectively)                               2,792,865                  1,366,212
                                                                                            -----------                -----------

OTHER SERVICE INDUSTRIES:
KINSETH HOSPITALITY COMPANY, INC.
   14% note due May, 2003                                                      2,000,000      2,000,000    2,000,000     2,000,000
   Warrants for 25% of the outstanding common stock at $0.01 per share               ---            ---          ---           ---

INTERNATIONAL PACIFIC SEAFOODS, INC.
   12% subordinated note due June 2003 through June 2005 and warrants
     to purchase 1,501 shares of common stock for $.76 per share               1,000,000      1,000,000    1,000,000     1,000,000

PICKERMAN'S DEVELOPMENT COMPANY
   12% promissory note due April, 2005                                           216,522        216,522          ---           ---
   Warrants to purchase 656,000 shares of common stock at $0.01 per share         37,197         37,197          ---           ---
                                                                                            -----------                -----------

TOTAL OTHER SERVICE INDUSTRIES (19.9% and 25.5% of total loans and investments
   as of September 30, 2000 and December 31,1999, respectively)                               3,253,719                  3,000,000
                                                                                            -----------                -----------
TOTAL LOANS AND INVESTMENTS                                                                 $16,394,778                $11,774,502
                                                                                            ===========                ===========

SUBSEQUENT INVESTMENTS:
The Trust is committed to invest $150,000 in 12% promissory notes due in five years to be issued by Pickerman's Development Company and additional warrants to acquire approximately 6.4% of the company for $.01 per share.


NOTE C - DEBENTURES
The Trust issued debentures payable to the SBA totalling $3,600,000 during the nine months ending September 30, 2000. The debentures require the semiannual payment of interest at annual interest rates ranging from 7.00% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Debentures totalling $1,000,000, $6,575,000, $725,000, and $850,000 are to be paid in full on September, 2009, March, 2010, September, 2010, and March, 2011, respectively.

As of September 30, 2000, the SBIC has unused leverage commitments totalling $850,000 and will be required to pay a 2.5% leverage and underwriting fee totalling $21,250 that will be deducted pro rata as proceeds are drawn. Each issuance of debentures is conditioned upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA may also limit the amount that may be drawn each year. The SBA commitment expires September 30, 2004.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                              Three Months Ending September 30     Nine Months Ending September 30
                                    2000             1999               2000             1999
                                    ----             ----               ----             ----
     Portfolio investments     $   191,459       $   127,524       $   574,251       $   348,474
     Money market                    5,377             7,941            11,726            49,545
                               -----------       -----------       -----------       -----------
     Interest income           $   196,836       $   135,465       $   585,977       $   398,019
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

Dividend income is earned on preferred stock investments and totalled $47,302 and $200,014 for the three and nine months ending September 30, 2000, respectively. Dividend income was $25,206 and $47,123 for the three and nine month periods ending September 30, 1999, respectively. Prior to 1999 the Trust held no investments in dividend-paying equity securities.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $130,438 for the third quarter of 2000 and $82,250 the same period a year ago. For the nine months ending September 30, management fees increased from $233,436 in 1999 to $299,973 in 2000. The increases in management fees are due to an increased portfolio of loans and investments. Management fees are paid quarterly to the Trust Advisor, in accordance with the management agreement.

Professional fees were $18,923 for the third quarter of 2000 and $19,759 for the third quarter of

1999, and include legal and accounting expenses. For the first nine months, professional fees were $47,632 in 2000 and $140,180 in 1999. The decrease is due to amounts paid in 1999 to pursue recovery of the Trust's investment in Soil Recovery Services ("SRS"). The attempts at recovery of the SRS loss terminated in 1999.

Interest expense was first incurred by the Trust in 1999 when it issued debentures payable to the SBA through its wholly owned subsidiary, Berthel SBIC, LLC. The Trust has issued debentures totalling $9,150,000. The debentures require the semiannual payment of interest at annual interest rates ranging from 7.00% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Prepayment penalties are not applicable within five years of maturity. Debentures totalling $1,000,000, $6,575,000, $725,000, and $850,000 are to be
paid in full on September, 2009, March, 2010, September, 2010, and March, 2011, respectively.

The change in unrealized gains and losses recognized is summarized in the following table:

                               Three Months Ending September 30        Nine Months Ending September 30
                                    2000             1999                  2000              1999
                                    ----             ----                  ----              ----
     Kinseth Hospitality Co.   $         -0-     $  (1,250,000)        $         -0-    $  (1,250,000)
     SunStar Healthcare                  -0-           145,000                   -0-          145,000
     LIVEware5, Inc.                     -0-               -0-               297,750              -0-
     McLeodUSA, Inc.                (226,702)              -0-              (131,084)             -0-
     VisionComm, Inc.                    -0-               -0-            (1,350,000)             -0-
     Webcasts.com, Inc.                  -0-               -0-              (913,180)             -0-
     iBEAM Broadcasting
        Corporation               (4,822,617)              -0-             2,581,739              -0-
     Bristol Retail Solutions        (35,620)              -0-                28,549              -0-
                               -------------     -------------         -------------    -------------
     Unrealized gain (loss)    $  (5,084,939)    $  (1,105,000)        $     513,774    $  (1,105,000)
                               =============     =============         =============    =============

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

Webcasts.com, Inc. merged with iBEAM Broadcasting Corporation ("iBEAM") on April 30, 2000. The Trust received 545,442 shares of iBEAM common stock and a 10% unsecured note due September 30, 2000, which was paid in full during the third quarter. The iBEAM common stock is subject to a lockup period through November, 2000 and subject to Rule 144 of the Securities and Exchange Commission thereafter. iBEAM common stock is publicly traded. The iBEAM common stock will be valued based upon public market prices less appropriate reserves to reflect restrictions on trading.

The valuation of VisionComm, Inc. warrants was reduced reflecting their prospects for new equity financing and lack of growth. The unrealized gain on Bristol Retail Solutions reflects the market value of their common stock in excess of the exercise price of the Trust's warrants.

LIQUIDITY AND CAPITAL RESOURCES
                                            Nine Months Ending September 30
                                            -------------------------------
                                                 2000              1999
                                                 ----              ----
Major Cash Sources (Uses):
     Issuance of debentures                 $   3,600,000     $   2,500,000
     Deferred financing costs incurred            (90,000)         (112,500)
     Distributions                                    ---          (436,551)
     Changes in loans and investments          (4,106,502)       (4,276,000)

Cash and temporary cash investments amounted to $414,050 at September 30, 2000 and $1,137,535 at December 31, 1999. Net cash from operating activities was a net use of cash of $4,219,790 for the nine months ending September 30, 2000, and a net use of cash of $1,900,027 for the same period in 1999. This decrease in cash flow is primarily due to the change in temporary investment in money market securities. For the nine months ended September 30, 1999, this change provided cash flows from operating activities of $2,483,620, while it provided only $13,695 for the same period in 2000.

Prior to 1999, the principal sources of liquidity and capital were the proceeds of sales of beneficial shares of the Trust combined with the results of investment operations. During 1999, the SBIC received commitments for SBA Leverage in the form of debentures in the amount of $10,000,000. The Trust paid a 1% commitment fee of $100,000 and pays leverage and underwriting fees amounting to 2.5% of the debentures issued. As of September 30, 2000, unused SBA leverage commitments amounted to $850,000. Each draw against SBA commitments is conditional upon the SBIC's credit worthiness and compliance with specific regulations, as determined by the SBA. The SBA may also limit the amounts that may be drawn each year. The unused SBA commitment expires September 30, 2004.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. The Trustees declared no distribution for the quarter ended September 30, 2000. Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At September 30, 2000, the SBIC had a deficit of "earnings available for distribution" in the amount of $937,925.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Distributions payable of $2,082,706 have been accrued as of September 30, 2000.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at September 30, 2000 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of September 30, 2000, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At September 30, 2000, the amount at risk was $16,394,778 and consisted of the following:

                                                 Cost            Valuation
         Notes and debentures               $   7,143,509     $    7,143,509
         Preferred stock convertible into
              common stock                      3,349,550          3,344,750
         Common stock                           2,907,040          5,357,694
         Warrants to purchase common stock        420,275            548,825
                                            -------------     --------------
         Total loans and investments        $  13,820,374     $   16,394,778
                                            =============     ==============


                                     PART II
                                OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)



Date:    November 13, 2000       /s/ Ronald O. Brendengen
         -----------------       ----------------------------------------------
                                 Ronald O. Brendengen, Chief Financial Officer,
                                 Treasurer


Date:    November 13, 2000       /s/ Daniel P. Wegmann
         -----------------       ----------------------------------------------
                                 Daniel P. Wegmann, Controller