Form 10-K405
period 2000-12-31
BERTHEL GROWTH & INCOME TRUST I
filed 2001-03-28
CIK 937969

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
                     For the transition period from        to
                                                    ------     ------

                         Commission File Number 33-89506
                                                --------

                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                   52-1915821
            --------                                   ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                701 Tama Street, Marion, Iowa            52302
                ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (319) 447-5700
                                                            -------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Shares of Beneficial Interest
                          -----------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2001, 10,541 Shares of Beneficial Interest were issued and outstanding. Based on the book value of $119.31 per share as of February 28, 2001, the aggregate market value at March 1, 2001 was $1,257,647.

                            EXHIBIT INDEX AT PAGE 36

                         BERTHEL GROWTH & INCOME TRUST I
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                         PAGE
                                     PART I

Item 1.   Business.....................................................    3
Item 2.   Properties...................................................    4
Item 3.   Legal Proceedings............................................    4
Item 4.   Submission of Matters to a Vote of Shareholders..............    4


                               PART II

Item 5.   Market for the Registrant's Common Equity
          and Related Shareholder Matters..............................    4
Item 6.   Selected Financial Data......................................    5
Item 7.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.............    5
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk....   11
Item 8.   Financial Statements and Supplementary Data..................   12
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.......................   30


                              PART III

Item 10.  Directors and Executive Officers of the Registrant...........   30
Item 11.  Executive Compensation.......................................   33
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management........................................   34
Item 13.  Certain Relationships and Related Transactions...............   34


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K......................................   34

SIGNATURES.............................................................   35

EXHIBIT INDEX..........................................................   36

                                     PART I

ITEM 1. BUSINESS
Berthel Growth & Income Trust I (the "Trust"), a Delaware business trust that has elected to be treated as a business development company under the Investment Company Act of 1940, was organized on February 10, 1995. The Trust's Registration Statement was declared effective June 21, 1995, at which time the Trust began offering Shares of Beneficial Interest ("shares"). The underwriting period was completed on June 21, 1997, with a total of $10,541,000 raised. The Trust's principal office is located at 701 Tama Street, Marion, Iowa 52302. The Trust is a closed-end management investment company designed primarily as a long-term investment and not as a trading vehicle.

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

Berthel Fisher & Company Planning, Inc. (the "Trust Advisor") is a corporation organized under the laws of the State of Iowa on March 20, 1989. The Trust Advisor is a registered investment advisor organized as a wholly owned subsidiary of Berthel Fisher & Company ("Berthel Fisher"). Berthel Fisher, a financial services holding company, was formed in 1985 as an Iowa corporation to hold the stock of Berthel Fisher & Company Financial Services, Inc. ("Financial Services"), a broker-dealer registered with the National Association of Securities Dealers, Inc. Financial Services was the dealer-manager for the Trust's offering of its Shares of Beneficial Interest.

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

The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that are in need of capital and that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust, through its Trust Advisor, directs its investment efforts to small and medium sized companies which, in the view of the Trust Advisor, provides opportunities for significant capital appreciation and prudent diversification of risk. The Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of portfolio companies will often have significant speculative characteristics.

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

                                                          Number of Shares of
                            Number of Shareholders        Beneficial Interest
     Title of Class            at March 1, 2001             at March 1, 2001
     -----------------------------------------------------------------------
     Shares of Beneficial
     Interest                        877                          10,541

The Trust accrued an underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the final closing. Shareholders were paid $250,000 in July 1996 and $493,897 in July 1997, leaving $522,791 of the underwriting return remaining to be paid. There remains to be paid $3,610, which represents interest earned by the Trust on the investor's funds held in escrow through the initial closing. Since the final closing, a priority return at 8% simple interest has been accrued. The earned priority return amounted to $445,899 in 1997, $843,280 in 1998, $843,279 in 1999, and $845,590 in 2000. Priority return distributions were $153,611 in 1997, $569,029 in 1998, $486,550 in 1999, and $0 in 2000. Priority
return distributions payable at December 31 of each year were $292,288, $566,539, $923,268, and $1,768,858 for 1997, 1998, 1999, and 2000, respectively.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2000. Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At December 31, 2000, the SBIC had a deficit of "earnings available for distribution" in the amount of $2,698,943.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                Year Ended December 31
                                       -------------------------------------------------------------------------
                                          2000            1999            1998           1997            1996
----------------------------------------------------------------------------------------------------------------
Total assets                         $ 13,692,384    $ 13,316,795    $ 12,381,442   $   7,461,953   $  6,543,075
Debentures payable                      9,500,000       5,550,000               0               0              0
Net increase (decrease) in
 net assets resulting
 from operations                       (3,773,281)     (4,229,880)      5,444,032         167,229       (879,654)
Unrealized gain (loss)
 on investments                        (3,483,551)     (2,195,298)      5,255,928               0     (1,000,000)
Realized (loss) on investments                  0      (1,930,000)              0               0              0
Net operational increase
 (decrease) in net assets
 per beneficial share                     (357.96)        (401.28)         516.46           16.70        (122.07)
Distributions per beneficial share              0           46.16           53.98           64.67          34.69

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income for the past three years is summarized as follows:

                          2000        1999       1998
                          ----        ----       ----
Portfolio investments   $796,285   $502,817   $387,843
Money market              17,694     55,634    196,712
                        --------   --------   --------
                        $813,979   $558,451   $584,555
                        ========   ========   ========

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. Money market interest declined in 1999 and 2000, reflecting uses of cash to purchase new investments and finance operations.

Dividend income increased from $73,318 in 1999 to $247,000 in 2000, reflecting dividends earned on preferred stock investments. Prior to 1999 the Trust held no investments in dividend-paying equity securities.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, have increased from $318,357 in 1999 to $404,960 in 2000 due to increases in these assets. Management fees are paid quarterly to the Trust Advisor, in accordance with the management agreement.

Trustee fees were $34,000 in 2000, $39,000 in 1999, and $36,000 in 1998. As
compensation for services rendered to the Trust, each Independent Trustee is paid $1,000 per month plus $1,000 per board meeting attended, up to a maximum of $24,000 in meeting fees per year.

Professional fees were $65,663 in 2000, $167,406 in 1999, and $97,614 in 1998, and include legal and accounting expenses. A major component of legal fees in 1999 are amounts paid to pursue recovery of the Trust's investment in Soil Recovery Services ("SRS"). These costs were $82,960 in 1999 and $52,553 in 1998. The attempts at recovery of the SRS loss terminated in 1999. Accounting and auditing fees increased due to the increase in investment activity and were $60,360, $45,200, and $26,470 for the years 2000, 1999, and 1998, respectively.

Interest expense was first incurred by the Trust in 1999 when it issued debentures payable to the SBA through its wholly owned subsidiary-Berthel SBIC, LLC. Through December 31, 2000, the Trust has issued debentures totalling $9,500,000 ("Debentures"). The Debentures require the semiannual payment of interest at annual interest rates ranging from 7.22% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding Debentures balance. The Debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Prepayment penalties are not applicable within five years of maturity. As of December 31, 2000, the Trust was in violation of the maximum capital impairment percentage permitted by the SBA and has not obtained a waiver from the SBA. The remedies available to the SBA include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, and declaring the Debentures immediately due and payable. Debentures totalling $1,000,000, $6,575,000, $725,000, and $1,200,000, are to be paid in full in
September, 2009, March, 2010, September, 2010, and March, 2011, respectively.

The changes in unrealized gains and losses and the realized gains and losses on investments recognized during the previous three years are summarized in the following table:

CHANGE IN UNREALIZED GAINS (LOSSES):
                                                 2000                1999             1998
                                                 ----                ----             ----
Soil Recovery System, Inc.                    $         0        $ 1,000,000        $        0
McLeodUSA, Inc.                                  (165,506)                 0                 0
LIVEware5, Inc.                                   297,750                  0          (297,750)
Object Space, Inc.                               (200,000)                 0            (4,800)
Physicians Total Care, Inc.                      (411,795)                 0                 0
Bristol Retail Solutions                          (28,644)                 0                 0
Chequemate International                          274,359                  0                 0
Easy Systems, Inc.                               (977,422)                 0                 0
Kinseth Hospitality Co., Inc.                           0         (2,750,000)        2,750,000
VisionComm, Inc.                               (1,450,000)        (1,358,478)        2,808,478
iBEAM Broadcasting Corporation                     90,887                  0                 0
Webcasts.com, Inc.                               (913,180)           913,180                 0
                                              -----------        -----------        ----------
                                              $(3,483,551)       $(2,195,298)       $5,255,928
                                              ===========        ===========        ==========

REALIZED LOSSES:
                                                 2000                1999             1998
                                                 ----                ----             ----
Soil Recovery Systems, Inc.                   $         0        $(1,000,000)     $          0
SunStar Healthcare, Inc.                                0           (930,000)                0
                                              -----------        -----------        ----------
                                              $         0        $(1,930,000)     $          0
                                              ===========        ===========        ==========

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

During the year 2000, several investment valuations were adjusted as unrealized losses to reflect valuations based upon the portfolio company's financial condition and expected future operating results. These adjustments include reductions in the value of Object Space, Inc., Physicians Total Care, Inc., Easy Systems, Inc., and VisionComm, Inc.

The investment in LIVEware5, Inc., which was acquired by McLeodUSA, Inc., was exchanged for McLeod's common stock, allowing the Trust to reverse previous unrealized losses. Subsequent to the LIVEware5-McLeod transaction, the value of McLeod common stock, a publicly traded security, decreased, resulting in an unrealized loss. Warrants to purchase shares of Bristol Retail Solutions common stock declined reflecting the market for Bristol's common stock, which is publicly traded.

Chequemate International, Inc. acquired the Trust's equity position in VisionComm on December 30, 2000 in exchange for Chequemate common stock, a note receivable, and warrants. The unrealized gain represents the estimated valuation of Chequemate in excess of the carrying value of VisionComm.

Webcasts.com, Inc. was acquired by iBEAM Broadcasting Corporation in April, 2000, and the unrealized loss represents a reversal of the unrealized gain recorded for Webcasts during 1999. The unrealized gain recorded for the investment in iBEAM reflects the value of the publicly traded iBEAM stock in excess of the original cost of the investments in Webcasts.

INVESTMENT ACTIVITY
The Trust's investment objective is to provide capital appreciation and current income by investing in debt, preferred stock, and related equity securities issued by small and medium sized companies.

The Trust's new investments for the past three years are summarized by type of investment as follows:

                                   2000               1999             1998
                                   ----               ----             ----

Debt securities & loans         $ 2,646,115       $ 2,907,860       $   600,000
Preferred stock                   1,043,538         3,331,212           404,800
Common stocks and warrants        1,057,785         1,300,000                 0
                                -----------       -----------       -----------
                                $ 4,747,438       $ 7,539,072       $ 1,004,800
                                ===========       ===========       ===========

During 2000, two portfolio companies repaid debt totalling $509,120. During 1999, one portfolio company totally repaid its debt to the Trust in the amount of $700,000.

INVESTMENT PORTFOLIO
The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that are in need of capital and that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust, through its Trust Advisor, directs its investment efforts to small and medium sized companies which, in the view of the Trust Advisor, provides opportunities for significant capital appreciation and prudent diversification of risk. The Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics. The Trust's investments at December 31, 2000, 1999, and 1998 are summarized by type of investment in the table below. The securities that were recognized as realized losses in 1999, Soil Recovery Systems, Inc. and SunStar Healthcare, Inc., are not included in the 1999 table.

                                        December 31, 2000
                                        -----------------
                                        Cost       Fair Value
                                        ----       ----------
Debt securities and loans           $ 7,290,598   $ 6,386,784
Preferred stocks                      3,349,549     2,844,750
Warrants to purchase common stock       435,685       407,041
Common stocks                         2,907,039     2,921,376
                                    -----------   -----------
                                    $13,982,871   $12,559,951
                                    ===========   ===========

                                        December 31, 1999
                                        -----------------
                                        Cost       Fair Value
                                        ----       ----------
Debt securities and loans           $ 5,307,860   $ 5,307,860
Preferred stocks                      2,806,012     2,801,212
Warrants to purchase common stock             0     2,363,180
Common stocks                         1,600,000     1,302,250
                                    -----------   -----------
                                    $ 9,713,872   $11,774,502
                                    ===========   ===========

                                        December 31, 1998
                                        -----------------
                                        Cost       Fair Value
                                        ----       ----------
Debt securities and loans           $ 4,100,000   $ 3,100,000
Preferred stocks                        404,800       400,000
Warrants to purchase common stock             0     5,558,478
Common stocks                           300,000         2,250
                                    -----------   -----------
                                    $ 4,804,800   $ 9,060,728
                                    ===========   ===========

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

SUBSEQUENT ACTIVITIES
The Trust has committed to invest an additional $200,000 in Pickermans Development Company in exchange for a 12% promissory note and warrants, which was subsequently funded during January through March 2001.

During February 2001, the Trust entered into an agreement with Kinseth Hospitality Company, Inc. ("Kinseth"), in which the Trust agreed to release its warrants to purchase 25% of Kinseth common shares at $.01 per share, in exchange for a lenders commitment to refinance the existing mortgage on certain Kinseth property. The lenders commitment must be received no later than April 12, 2001. The proceeds received from the lenders commitment must be used to pay off the outstanding debt and accrued interest to the Trust by June 30, 2001.

SECURITIES AND EXCHANGE COMMISSION FILINGS
On June 14, 1996, the Trust filed, with the Securities and Exchange Commission, a Cumulative Supplement No. 2 ("Sup. 2") to the prospectus dated June 21, 1995. Sup. 2 provides for the renewal of registration and extension of the offering period to June 21, 1997.

In addition to the extension of the offering period, the purpose of Sup. 2 was to: a) report the status of the offering; b) provide information on the status of investments in portfolio companies through May 31, 1996; c) provide a description of additional information regarding the Trust and the Offering; and
d) report the financial statements of the Trust and the Trust Advisor.

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

Liquidity and Capital Resources
                                                        Years Ending December 31
                                              -------------------------------------------
                                                 2000                1999            1998
                                                 ----                ----            ----
Major Cash Sources (Uses):
     Issuance of debentures                   $ 3,950,000        $ 5,550,000      $       ---
     Deferred financing costs incurred            (98,751)          (238,750)             ---
     Distributions                                    ---           (486,550)         (569,029)
     Changes in loans and investments          (4,238,317)        (6,839,072)       (1,004,800)

Cash and temporary cash investments amounted to $684,244, $1,137,535, and $3,219,116 as of December 31, 2000, 1999, and 1998, respectively. The net investing activities reflect the investments the Trust has made less repayments of notes receivable of $509,120 in 2000 and $700,000 in 1999. Net cash from operating activities was a net use of cash of $4,291,016 in 2000 compared to a net use of cash of $3,732,523 in 1999. This decrease in cash flow is due to the net change in loans and investments in 2000 of $4,238,317.

Prior to 1999, the principal sources of liquidity and capital were the proceeds of sales of beneficial shares of the Trust combined with the results of investment operations. During 1999, the SBIC received commitments for SBA Leverage in the form of debentures in the amount of $10,000,000. The Trust paid a 1% commitment fee of $100,000 and leverage and underwriting fees totalling $138,750, which represent 2.5% of the debentures issued during 1999 and leverage and underwriting fees totalling $98,750 in 2000. As of December 31, 2000, unused SBA leverage commitments amounted to $500,000. Each draw against SBA commitments is conditional upon the SBIC's credit worthiness and compliance with specific regulations, as determined by the SBA. The SBA may also limit the amounts that may be drawn each year.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. The Independent Trustees must approve distributions. The Trustees declared no distributions during 2000. Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At December 31, 2000, the SBIC had a deficit of "earnings available for distribution" in the amount of $2,698,943.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Accrued underwriting and priority returns amounted to $2,295,259, $1,449,669, and $1,092,940 as of December 31, 2000, 1999, and 1998,
respectively. Distributions paid to beneficial owners of the Trust amounted to $0, $486,550, and $569,029 during the years 2000, 1999, and 1998, respectively.

The Trust plans to fund future operations with dividends and interest income on portfolio investments and sale of certain investments. The Trust anticipates that cash flow from these sources will be sufficient meet its operating needs for at least the next twelve months.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at December 31, 2000 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of December 31, 2000, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees rely on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At December 31, 2000, the amount at risk was $12,559,951. The portfolio consisted of the following at December 31, 2000:

                                        Cost       Fair Value
                                        ----       ----------
Debt securities and loans           $ 7,290,598   $ 6,386,784
Preferred stocks                      3,349,549     2,844,750
Warrants to purchase common stock       435,685       407,041
Common stocks                         2,907,039     2,921,376
                                    -----------   -----------
                                    $13,982,871   $12,559,951
                                    ===========   ===========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and related information as of the years ended December 31, 2000, 1999 and 1998 are included in Item 8:

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

INDEPENDENT AUDITORS' REPORT


To the Independent Trustees and Shareholders of
Berthel Growth & Income Trust I

We have audited the accompanying consolidated statements of assets and liabilities of Berthel Growth & Income Trust I and subsidiary (the "Trust") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, loans and investment securities not readily marketable amounting to $12,559,951 as of December 31, 2000 have been valued at fair value, as determined by the Independent Trustees ("Trustees"). We have reviewed the procedures applied by the Trustees in valuing such investments and have inspected underlying documentation and, in the circumstances, we believe that the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Trustees' estimates of fair values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.


/s/ Deloitte & Touche LLP


Cedar Rapids, Iowa
March 13, 2001

BERTHEL GROWTH & INCOME TRUST I


CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------------------------

                                                                       2000            1999
ASSETS:

  Loans and investments (Notes 2, 4, 7 and 9)                      $ 12,559,951    $ 11,774,502
  Cash                                                                  684,073       1,123,840
  Temporary investment in money market securities                           171          13,695
  Interest and dividends receivable, net of allowance for
    doubtful accounts of $48,868 in 2000 and $0 in 1999 (Note 2)        156,119         168,348
  Deferred financing costs                                              284,780         226,042
  Other receivables                                                       7,290          10,368
                                                                   ------------    ------------
           Total assets                                              13,692,384      13,316,795
                                                                   ------------    ------------

LIABILITIES:

  Accrued interest payable                                              257,385          73,273
  Accounts payable and other accrued expenses                            39,207          59,332
  Due to affiliate (Notes 3 and 4)                                      105,024          88,121
  Deferred income                                                        29,647          11,667
  Distributions payable to shareholders (Note 5)                      2,295,259       1,449,669
  Debentures (Note 6)                                                 9,500,000       5,550,000
                                                                   ------------    ------------
           Total liabilities                                         12,226,522       7,232,062
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

NET ASSETS (equivalent to $139.06 per share in 2000,
  and $577.24 per share in 1999)                                   $  1,465,862    $  6,084,733
                                                                   ------------    ------------

Net assets consist of:
  Shares of beneficial interest, net of syndication costs
    of $1,507,237, 25,000 shares authorized - 10,541 shares
    issued and outstanding in 2000 and 1999                        $  4,818,783    $  5,954,103
  Accumulated net realized losses                                    (1,930,000)     (1,930,000)
  Accumulated net unrealized gains (losses)                          (1,422,921)      2,060,630
                                                                   ------------    ------------
                                                                   $  1,465,862    $  6,084,733
                                                                   ============    ============


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------------------

                                                     2000            1999         1998
REVENUES:
  Interest income                                $   813,979    $   558,451    $   584,555
  Dividend income                                    247,000         73,318           --
  Application, closing and other fees                 13,354          4,000         15,502
                                                 -----------    -----------    -----------
           Total revenues                          1,074,333        635,769        600,057
                                                 -----------    -----------    -----------

EXPENSES:
  Management fees (Note 4)                           404,960        318,357        194,820
  Administrative services (Note 4)                    38,400         38,400         39,016
  Trustee fees                                        34,000         39,000         36,000
  Professional fees                                   65,663        167,406         97,614
  Interest expense (Notes 3 and 6)                   683,479         98,001           --
  Other general and administrative expenses          137,561         79,187         44,503
                                                 -----------    -----------    -----------
           Total expenses                          1,364,063        740,351        411,953
                                                 -----------    -----------    -----------

NET INVESTMENT INCOME (LOSS)                        (289,730)      (104,582)       188,104
                                                 -----------    -----------    -----------

UNREALIZED GAIN (LOSS) ON INVESTMENTS (Note 2)    (3,483,551)    (2,195,298)     5,255,928

REALIZED LOSS ON INVESTMENTS (Note 2)                   --       (1,930,000)          --
                                                 -----------    -----------    -----------

NET GAIN (LOSS) ON INVESTMENTS                    (3,483,551)    (4,125,298)     5,255,928
                                                 -----------    -----------    -----------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                       (3,773,281)    (4,229,880)     5,444,032

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                  --          (33,817)          --
                                                 -----------    -----------    -----------

NET INCREASE (DECREASE) IN NET ASSETS            $(3,773,281)   $(4,263,697)   $ 5,444,032
                                                 ===========    ===========    ===========


See notes to consolidated financial statements.                      (Continued)

BERTHEL GROWTH & INCOME TRUST I


CONSOLIDATED STATEMENTS OF OPERATIONS (CONCLUDED)
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------------------------

                                                      2000             1999             1998
PER BENEFICIAL SHARE DATA:
  Investment income                             $      101.92    $       60.31    $       56.92
  Expenses                                            (129.40)          (70.24)          (39.08)
                                                -------------    -------------    -------------

NET INVESTMENT INCOME (LOSS)                           (27.48)           (9.93)           17.84
                                                -------------    -------------    -------------

UNREALIZED GAIN (LOSS) ON INVESTMENTS                 (330.48)         (208.26)          498.62

REALIZED LOSS ON INVESTMENTS                             --            (183.09)            --
                                                -------------    -------------    -------------

NET GAIN (LOSS) ON INVESTMENTS                        (330.48)         (391.35)          498.62
                                                -------------    -------------    -------------

NET OPERATIONAL INCREASE (DECREASE)
  IN NET ASSETS                                       (357.96)         (401.28)          516.46
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                   --              (3.21)            --
                                                -------------    -------------    -------------
NET INCREASE  (DECREASE) IN NET ASSETS          $     (357.96)   $     (404.49)   $      516.46
                                                -------------    -------------    -------------
WEIGHTED AVERAGE SHARES                                10,541           10,541           10,541
                                                =============    =============    =============

PRO FORMA AMOUNTS APPLYING THE
  METHODOLOGY OF ORGANIZATION COSTS
  RETROACTIVELY:
    Net increase (decrease) in net assets       $  (3,773,281)   $  (4,229,880)   $   5,446,692
    Net increase (decrease) in net assets per
    beneficial share                            $     (357.96)   $     (401.28)   $      516.72


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------------


                                        SHARES OF BENEFICIAL INTEREST      UNDISTRIBUTED
                                       -------------------------------     NET INVESTMENT
                                            SHARES            AMOUNT       INCOME (LOSS)
BALANCE AT JANUARY 1, 1998                   10,541       $  7,590,958      $        --
Net investment income                            --                 --          188,104
Unrealized gain on investments                   --                 --               --
Distributions to shareholders
   ($53.98 per beneficial share)                 --           (380,925)        (188,104)
Distributions payable to shareholders
($26.02 per beneficial share)                    --           (274,251)              --
                                       ------------       ------------      -----------
BALANCE AT DECEMBER 31, 1998                 10,541          6,935,782               --
Net investment loss                              --           (104,582)              --
Cumulative Effect of a Change in
  Accounting Principle                           --            (33,817)              --
Unrealized loss on investments                   --                 --               --
Realized loss on investments                     --                 --               --
Distributions to shareholders
  ($46.16 per beneficial share)                  --           (486,550)              --
Distributions payable to shareholders
  ($33.84 per beneficial share)                  --           (356,730)              --
                                       ------------       ------------      -----------
BALANCE AT DECEMBER 31, 1999                 10,541          5,954,103               --
Net investment loss                              --           (289,730)              --
Unrealized loss on investments                   --                 --               --
Distributions payable to shareholders            --
  ($80.22 per beneficial share)                  --           (845,590)              --
                                       ------------       ------------      -----------
BALANCE AT DECEMBER 31, 2000                 10,541       $  4,818,783      $        --
                                       ============       ============      ===========

                                        ACCUMULATED         ACCUMULATED
                                       NET REALIZED       NET UNREALIZED      TOTAL NET
                                          LOSSES          GAINS (LOSSES)       ASSETS

BALANCE AT JANUARY 1, 1998              $       --        $ (1,000,000)     $ 6,590,958
Net investment income                           --                  --          188,104
Unrealized gain on investments                  --           5,255,928        5,255,928
Distributions to shareholders
   ($53.98 per beneficial share)                --                  --         (569,029)
Distributions payable to shareholders
   ($26.02 per beneficial share)                --                  --         (274,251)
                                        ----------        ------------      -----------
BALANCE AT DECEMBER 31, 1998                    --           4,255,928       11,191,710
Net investment loss                             --                  --         (104,582)
Cumulative Effect of a Change in
  Accounting Principle                          --                  --          (33,817)
Unrealized loss on investments                  --          (2,195,298)      (2,195,298)
Realized loss on investments            (1,930,000)                 --       (1,930,000)
Distributions to shareholders
  ($46.16 per beneficial share)                 --                  --         (486,550)
Distributions payable to shareholders
  ($33.84 per beneficial share)                 --                  --         (356,730)
                                        ----------        ------------      -----------
BALANCE AT DECEMBER 31, 1999            (1,930,000)          2,060,630        6,084,733
Net investment loss                             --                  --         (289,730)
Unrealized loss on investments                  --          (3,483,551)      (3,483,551)
Distributions payable to shareholders
  ($80.22 per beneficial share)                 --                  --         (845,590)
                                       -----------        ------------      -----------
BALANCE AT DECEMBER 31, 2000           $(1,930,000)       $ (1,422,921)     $ 1,465,862
                                       ===========        ============      ===========




See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                     2000           1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net increase (decrease) in net assets                         $(3,773,281)   $(4,263,697)   $ 5,444,032
  Adjustments to reconcile net increase (decrease) in net
      assets to net cash flows from operating activities:
    Amortization of deferred financing costs                         41,095         12,708             --
    Accretion of discount on debt securities                        (30,683)            --             --
    Amortization of organizational costs                                 --             --          3,660
    Provision for losses on interest and dividends receivable        48,868             --             --
    Unrealized (gain) loss on investments                         3,483,551      2,195,298     (5,255,928)
    Realized loss on investments                                         --      1,930,000             --
    Cumulative effect of a change in accounting principle                --         33,817             --
    Changes in operating assets and liabilities:
       Loans and investments                                     (4,238,317)    (6,839,072)    (1,004,800)
       Temporary investment in money market securities               13,524      3,173,758      1,400,145
       Interest and dividends receivable                            (36,639)      (132,966)       (29,549)
       Deferred financing costs                                      (1,082)            --             --
       Other receivables                                              3,078         22,031        (16,401)
       Accrued interest payable                                     184,112         73,273             --
       Accounts payable and other accrued expenses                  (20,125)        35,766        (11,277)
       Due to affiliate                                              16,903         16,561         55,763
       Deferred income                                               17,980         10,000             --
                                                                -----------    -----------    -----------
           Net cash flows from operating activities              (4,291,016)    (3,732,523)       585,645
                                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution payments to shareholders                                  --       (486,550)      (569,029)
  Deferred financing costs incurred                                 (98,751)      (238,750)            --
  Proceeds from issuance of debentures                            3,950,000      5,550,000             --
                                                                -----------    -----------    -----------
           Net cash flows from financing activities               3,851,249      4,824,700       (569,029)
                                                                -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                    (439,767)     1,092,177         16,616

CASH AT BEGINNING OF PERIOD                                       1,123,840         31,663         15,047
                                                                -----------    -----------    -----------

CASH AT END OF PERIOD                                           $   684,073    $ 1,123,840    $    31,663
                                                                ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid for interest                                        $   499,367    $    18,128    $        --
  Noncash financing activities - Distributions payable
    to shareholders                                                 845,590        356,730        274,251


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------


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

      USE OF ESTIMATES - The preparation of the Trust's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the valuation by the Trustees of not readily marketable securities.

      TEMPORARY INVESTMENT IN MONEY MARKET SECURITIES - Pending investment in enhanced yield investments, the Trust has invested in money market securities, reported at market value, which approximates cost.

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

      DEFERRED FINANCING COSTS - Deferred financing costs primarily consist of a 1% SBA commitment fee, which is amortized over the commitment period using the straight-line method, and a 2.5% SBA leverage and underwriting fee, which is amortized over the life of the loan using the straight-line method, which approximates the interest method. The straight-line method approximates the interest method and the relating amortization is reported as amortization expense.

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

      DEFERRED INCOME - Deferred income represents unearned closing fees received in connection with the purchase of debt portfolio securities and are amortized over the life of the debt security using the straight-line method, which approximates the interest method. The related amortization is reported as application, closing and other fees.

      NET INCOME (LOSS) PER BENEFICIAL SHARE - Net income (loss) per beneficial share is based on the weighted average number of shares outstanding.

2. LOANS AND INVESTMENTS

COMPANY                                       SECURITY                               2000         1999
-------                                       --------                          -------------------------
COMMUNICATIONS AND SOFTWARE:

VisionComm. Inc                   *Warrants to purchase 889,153 common
---------------                    shares at $.8414 per share expiring
 Telecommunications and            April 2003 through April 2007 with put
 private cable television          options beginning December 2002 through
 industry (currently               May 2003 or upon the occurrence of a
 investment in Chequemate          specified event, $2,808,478 unrealized
 International, Inc.)              gain recognized during 1998 based on
                                   recent market transactions, $1,358,478
                                   unrealized loss incurred during 1999
                                   based on operating results, 1999 cost
                                   $0.
                                  During 2000, the Trust's investment
                                   was converted into an investment in
                                   Chequemate International, Inc. (see
                                   below)                                       $        --    $ 1,450,000


Chequemate International, Inc.    *371,823 shares of common stock, $92,956
-----------------------------      unrealized gain recognized during 2000
 Cable television & hotel          based on recent market transactions,
 programming industry (formerly    unrealized loss of $1,175,641 incurred
 investment in VisionComm, Inc.)   during 2000 based on market
                                   transactions, 2000 cost $0                        92,956             --
                                  *8% convertible note receivable,
                                   principal and interest due April 30,
                                   2002, $416,441 principal balance as of
                                   December 31, 2000, $181,403 unrealized
                                   gain recognized during 2000 based on
                                   operating results, 2000 cost $0                  181,403             --
                                  *Warrants to purchase 416,441 shares of
                                   common stock at $1 per share expiring
                                   April 2002, 2000 cost $0                              --             --

LIVEware5, Inc.                   *2,726,667 no par common shares and
---------------                    warrant to purchase 120,000 common
 Provider of distance based        shares at $.05 per share expiring during
 corporate education via           2007 with put options beginning December
 advanced teleconferencing         2003, the number of warrant shares may
 technologies and web-based        be reduced based upon the occurrence of
 provider of corporate and         certain events, shares reflect 1999 5:1
 institutional conferencing        reverse stock split, $297,750 unrealized
 and education (currently          loss incurred during 1998 based on
 investment in McLeod USA, Inc.)   recent market transaction, 1999 cost
                                   $400,000                                              --        102,250
                                  12% redeemable Series B Debentures due
                                   September 2004 with interest due beginning
                                   September 2000, 1999 cost $200,000                    --        200,000
                                  *Warrant to purchase 800,000 common
                                   shares at $4,000 expiring August 2009
                                   with put options beginning December 2003,
                                   1999 cost $0                                          --             --
                                  During 2000, the Trust's investment was
                                   converted into an investment in McLeod
                                   USA, Inc. (see below)

McLeod USA, Inc. LIVEware5, Inc.  *38,877 shares of common stock, $132,244
-------------------------------    unrealized gain recognized during 2000
 Telecommunications industry       due to market transactions, 2000 cost
 (formerly investment in           $610,000                                         444,494             --
 LIVEware5, Inc.)


                                                                                        VALUATION
COMPANY                                       SECURITY                               2000         1999
-------                                       --------                          -------------------------
Object Space, Inc.                *108,108 shares of Series B Subordinated
-----------------                  Convertible Preferred Stock with put
  Provider of information          options beginning January 2003, $200,000
  technology services              unrealized loss incurred during 2000
  and software products            based on operating results, cost $404,799        200,000        400,000

EDmin.com, Inc.                   200,000 shares of 9% Cumulative
---------------                    Redeemable Convertible Series A Preferred
  Provider of internet-based       Stock, with call options beginning May
  software products, technology    2004, cost $728,000                              728,000        728,000
  planning and systems            *Warrant to purchase 20,000 common shares
  integration to educational       at $4 per share expiring December 2004,
  institutions                     cost $0                                               --             --

Cadapult Graphic Systems, Inc.    100,000 shares of 11.5% Series A
------------------------------     Cumulative Convertible Preferred Stock
  Provider of computer graphic     with call options, cost $930,000                 930,000        930,000
  systems, peripherals, supplies  *Warrant to purchase 333,000 (300,000 as
  and services to visual           of December 31, 1999) common shares at
  communicators and graphics       prices ranging from $3.125 to $4.50 per
  professionals                    share, expiring October 2004 through
                                   December 2004, 1999 cost $0                           --             --
                                  *Options to purchase 5,000 shares of
                                   common stock at $2.19 per share, expiring
                                   July 2010, 2000 cost $0                               --             --

Webcasts.com, Inc.                58,628 shares of 8% Cumulative Redeemable
------------------                 Series A Preferred Stock, 1999 cost
  Creates and delivers tools       $500,000                                              --        500,000
  and services enabling the        10% unsecured note due September 2000
  convergence of live video,       with warrant to purchase common shares,
  data and e-commerce              the number of which is contingent upon
  (Currently investment in         certain events, at $.01 per share,
  iBEAM Broadcasting               1999 cost $484,860                                    --        484,860
  Corporation)                    *Warrant to purchase 1,354,297 common
                                   shares at $1,155 expiring May 2009 with
                                   put options exercisable during June 2004
                                   through June 2006, $913,180 unrealized
                                   gain recognized during 1999 based on
                                   recent market transactions, 1999 cost $0              --        913,180
                                  During 2000, the Trust's investment was
                                   converted into an investment in iBEAM
                                   Broadcasting Corporation (see below)


iBEAM Broadcasting Corporation    *545,442 shares of common stock, $822,293
------------------------------     unrealized loss incurred during 2000 due
  Internet provider of             to market transactions, 2000 cost
  streaming media                  $486,372                                         577,259             --
  (formerly investment            10% $499,920 unsecured note repaid during
  in Webcast.com)                  2000                                                  --             --
                                                                                  ---------      ---------
TOTAL COMMUNICATIONS AND SOFTWARE (25.1% AND 48.5% OF TOTAL LOANS AND             3,154,112      5,708,290
INVESTMENTS AS OF DECEMBER 31, 2000 AND 1999, RESPECTIVELY)                       ---------      ---------



                                                                                        VALUATION
COMPANY                                       SECURITY                               2000         1999
-------                                       --------                          -------------------------
HEALTHCARE PRODUCTS & SERVICES

Physicians Total Care, Inc.       *10% uncollateralized note due September
---------------------------        2004, interest payments beginning October
  Provider of prescription         2000, $57,795 deferred interest
  medication systems to            capitalized to the principal balance,
  physicians' offices for          $407,795 unrealized loss incurred during
  point-of-care dispensing         2000 based on operating results, 2000
  to patients                      cost $807,795, 1999 cost $500,000                400,000        500,000
                                  *Warrants to purchase 350,000 common
                                   shares at $.035 to $5 per share (upon the
                                   occurrence of a specified event, 210,000
                                   shares have an exercise price of $1 per
                                   share), expiring September 2006 with put
                                   options beginning October 2004 and
                                   terminating upon the occurrence of a
                                   specified event, cost $0                              --             --
                                  *700 shares of common stock, $4,000
                                   unrealized loss incurred during 2000
                                   based on operating results, 2000 cost
                                   $4,000                                                --             --
                                  *Options to purchase 5,000 shares of
                                   common stock at an exercise price of $4
                                   per share, expiring June 2001, 2000 cost
                                   $0                                                    --             --

SunStar HealthCare, Inc.          100,000 10% Convertible Redeemable Series
-----------------------            A Preferred Stock with warrants to
  Provider of managed healthcare   purchase 120,000 common shares at $4 to
  services in the State of         $5 per share expiring April 2004,
  Florida through its licensed     $930,000 realized loss incurred during
  HMO subsidiary, SunStar          1999, 1999 cost $930,000                              --             --
  Health Plan, Inc.

Inter-Med, Inc.                   *1,743.248 (1,340.96 as of December 31,
--------------                     1999) common shares with put options
  Manufacturer and importer        beginning May 2006 and call options
  of products for the U.S.         beginning May 2007, both expiring upon
  dental market                    the occurrence of a specified event, 2000
                                   cost $650,000, 1999 cost $500,000                650,000        500,000
                                  12% promissory note due July 2005, 2000
                                   cost $134,742                                    134,742             --
                                  *Warrants to purchase 561.0413 shares of
                                   common stock at $.01 per share expiring
                                   July 2010, 2000 cost $16,953                      16,953             --


Futuremed Interventional, Inc.    13.5% secured promissory note due February
------------------------------     2005, 2000 cost $914,467                         914,467            --
  Medical device manufacturer     *Warrants to purchase 383,111 shares of
                                   common stock at $.01 per share expiring
                                   February 2007 with put options beginning
                                   February 2005 or upon the occurrence of a
                                   specified event, 2000 cost $102,640              102,640             --
                                                                                  ---------      ---------


TOTAL HEALTHCARE PRODUCTS & SERVICES (17.7%  AND 8.5% OF TOTAL LOANS AND          2,218,802      1,000,000
INVESTMENTS AS OF DECEMBER 31, 2000 AND 1999, RESPECTIVELY)                       ---------      ---------



                                                                                        VALUATION
COMPANY                                       SECURITY                               2000         1999
-------                                       --------                          -------------------------
MANUFACTURING

Hicklin Engineering, L.C.         10% secured subordinated note due June
-------------------------          2003, cost $400,000                              400,000        400,000
  Designs, manufactures and       *Warrant to purchase 6,857 membership
  distributes drive train          interests at $.01 per share expiring May
  component test equipment         2006 with options beginning June 2003,
  and dynometer systems            cost $0
                                   12% unsecured subordinated note,
                                   principal due January 2001 through
                                   December 2004, $9,200 repaid during 2000,
                                   2000 cost $13,800, 1999 cost $23,000              13,800         23,000

Easy Systems, Inc.                *11% unsecured subordinated debenture due
-----------------                  March 2004 with interest payments
  Provides control systems         beginning March 2000 and $77,422,
  and proprietary software         deferred interest capitalized to the
  primarily for the                principal balance during, 2000, $677,422
  agricultural industry            unrealized loss incurred during 2000
                                   based on operating results, 2000 cost
                                   $777,422, 1999 cost $700,000                     100,000        700,000
                                  *Warrants to purchase 531,393 (485,963 as
                                   of December 31, 1999) shares of common
                                   stock at $2.10 per share with put options
                                   beginning 2004 and expiring February 2009
                                   or earlier upon the occurrence of a
                                   specified event, cost $0                              --             --
                                  *142,857 (115,816 as of December 31,
                                   1999) shares of Series B Cumulative
                                   Redeemable Preferred Stock, $300,000
                                   unrealized loss incurred during 2000
                                   based on operating results, 2000 cost
                                   $300,000, 1999 cost $243,212                          --        243,212


The Schebler Company              13% subordinated note due March 2005,
--------------------               2000 cost $157,353                               157,353             --
  Manufacturer of                 *Warrants to purchase 1.66% of common
  industrial equipment             shares at $.01 per share, with put
                                   options beginning January 2007 and ending
                                   January 2022 or upon the occurrence of a
                                   specified event, 2000 cost $11,504                11,504             --
                                   166,666 shares of 10% convertible
                                   cumulative preferred stock, with put
                                   options beginning January 2007 and ending
                                   January 2022 or upon the occurrence of a
                                   specified event, 2000 cost $166,667              166,667             --
                                  *166,666 shares of common stock, with put
                                   options beginning January 2007 and ending
                                   January 2022 or upon the occurrence of a
                                   specified event, 2000 cost $166,667              166,667             --


Childs & Albert                   12.5% promissory note due October 2005,
---------------                    2000 cost $731,543                               731,543             --
   Racing engine component        Warrants to purchase 833.334 shares of
   manufacturer                    common stock at $10 per share expiring
                                   September 2010 with put and call options
                                   beginning September 2005 and ending
                                   September 2008, subject to the occurrence
                                   of specified events, 2000 cost $72,065            72,065             --
                                                                                  ---------      ---------

                                                                                  1,819,599      1,366,212
TOTAL MANUFACTURING (14.5% AND 11.6% OF TOTAL LOANS AND INVESTMENTS AS OF         ---------      ---------
DECEMBER 31, 2000 AND 1999, RESPECTIVELY)



                                                                                         VALUATION
COMPANY                                       SECURITY                                2000         1999
-------                                       --------                           -------------------------
OTHER SERVICE INDUSTRIES

Kinseth Hospitality Company, Inc.  14% secured note receivable due May 2003,
---------------------------------   cost $2,000,000                               2,000,000      2,000,000
  Hotel and restaurant             *Warrant to purchase 25% of common shares
  industries                        at $.01 per share expiring during 2002
                                    with put options beginning May 2003 or
                                    earlier if certain conditions are met and
                                    call options beginning 2004, $2,750,000
                                    unrealized loss incurred during 1999
                                    based on declining operating performance,
                                    $2,750,000 unrealized gain recognized
                                    during 1998 based on improved operating
                                    performance and upgraded operations, cost
                                    $0
                                                                                         --             --
ServeCore Business
Solutions, Inc.                   *3,663 (2,661 as of December 31, 1999)
-------------------                shares of common stock with put options
  Provider of copiers and          exercisable October 2004 through October
  ancillary equipment in the       2006 or upon the occurence of a specified
  commercial office market         event, 2000 cost $990,000, 1999 cost
                                   $700,000                                         990,000        700,000

International Pacific             12% subordinated note due June 2003
Seafoods, Inc.                     through June 2005, cost $1,000,000             1,000,000      1,000,000
---------------------             *Warrant to purchase 1,501 common shares
  Provider of seafood and          at $.76 per share expiring June 2006,
  supplemental products to         exercisable upon the occurrence of
  wholesale, retail and            certain events with put options
  food service industry            exercisable June 2005 through June 2006,
                                   cost $0                                               --             --

Pickerman's Development Company   12% promissory note due April 2005, 2000
-------------------------------     cost $218,383                                   218,383             --
Food-service franchise            *Warrants to purchase 1,043,294 shares of
  development company              common stock at $.01 per share expiring
                                   April 2010 through November 2010 with put
                                   options beginning April 2006 and call
                                   options beginning April 2005, both
                                   terminating upon the occurrence of a
                                   specified event, 2000 cost $52,606                52,606             --
                                  12% promissory note due November 2005,
                                   2000 cost $135,093                               135,093             --

Bristol Retail Solutions          500,000 shares of 12% Series C cumulative
------------------------           convertible preferred stock, with put
  Provider of retail               options beginning January 2005 and ending
  automation products and          January 2007 or upon the occurrence of a
  services                         specified event, 2000 cost $820,083
                                  *Warrants to purchase 464,979 shares of           820,083             --
                                   common stock at $.01 per share expiring
                                   January 2005, $28,644 unrealized loss
                                   incurred during 2000 due to recent market
                                   transactions, 2000 cost $179,917                 151,273             --

Soil Recovery Services, Inc.      15% convertible subordinated debenture,
----------------------------       bankruptcy commenced during 1996,
  Environmental remediation        $1,000,000 unrealized loss incurred
                                   during 1996, $1,000,000 realized loss
                                   incurred during 1999, 1999 cost
                                   $1,000,000                                            --             --

TOTAL OTHER (42.7% AND 31.4% OF TOTAL LOANS AND INVESTMENTS AS OF DECEMBER 31,
2000 AND 1999, RESPECTIVELY)                                                      5,367,438      3,700,000
                                                                                -----------    -----------

TOTAL LOANS AND INVESTMENTS                                                     $12,559,951    $11,774,502
                                                                                ===========    ===========


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

      During the year ended December 31, 1999, SunStar HealthCare, Inc. ("SunStar") announced it was being sued by Florida's Department of Insurance for not meeting its statutory capital requirements for insurance underwritings. During the year ended to December 31, 2000, SunStar announced that its subsidiary and operating unit was being involuntarily placed into receivership for liquidation by the state of Florida. During the year ended December 31, 1999, the Trust recognized a $930,000 realized loss.

      During the year ended December 31, 1999, Kinseth Hospitality Company, Inc. and VisionComm, Inc. were in violation of certain debt covenants. The Trust gave waivers to both companies during the year ended December 31, 2000.

      As of December 31, 2000, Easy Systems, Inc. and Physicians Total Care, Inc. were in default of interest payments owed to the Trust. The Trust established an allowance for doubtful accounts during the year ended December 31, 2000, to fully reserve for the interest receivable due to the Trust from Easy Systems, Inc. and Physicians Total Care, Inc. totaling $48,868. Beginning June 2000, the Trust discontinued the accrual of interest receivable due to the Trust from Easy Systems, Inc. Interest owed to the Trust from Easy Systems during the period June 2000 through December 31, 2000 totaled $42,759.

      During the year ended December 31, 2000, the Trust entered into an Amendment to the Kinseth Hospitality Company, Inc. Investment Agreement, which revised the nature of the underlying collateral on the note receivable due May 2003.

3.    DUE TO AFFILIATES

      Due to affiliates comprises the following as of December 31, 2000 and 1999:

                                                2000       1999

Accrued management and administrative fees   $ 42,419   $ 88,121
10% demand note payable to Trust Advisor       60,500         --
Miscellaneous                                   2,105         --
                                             --------   --------
                                             $105,024   $ 88,121
                                             ========   ========



      Interest expense accrued to the Trust Advisor during the year ended December 31, 2000 totaled $1,960.

4.    RELATED PARTY TRANSACTIONS

      The Trust has entered into a management agreement with the Trust Advisor that provides for incentive compensation to the Trust Advisor based on the capital appreciation of the Trust's investments. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the combined temporary investment in money market securities and loans and investments of the Trust. The management fee is paid quarterly, in arrears, and is determined by reference to the value of the assets of the Trust as of the first day of that quarter. Management fees incurred during the years ended December 31, 2000, 1999 and 1998 relating to this agreement aggregated $404,960, $318,357 and $194,820, respectively.

      In addition, the Trust pays a fee for administration of shareholder accounts and other administrative services. During each of the years ended December 31, 2000 and 1999, administrative fees totaling $38,400 were paid to the Trust Advisor. During the year ended December 31, 1998, administrative fees were paid to the Dealer Manager and totaled $39,016.

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

      The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within sixty days of the end of each quarter. SBA regulations govern the amount of the SBIC's income available for distributions. At December 31, 2000 and 1999, no amounts were available for distribution within the SBIC under the SBA regulations.

      The distributions payable balance comprises the following:


                                UNDERWRITING    PRIORITY
                                   RETURN        RETURN          TOTAL

Balance at January 1, 1999     $   526,401   $   566,539    $ 1,092,940

  Distributions paid                    --      (486,550)      (486,550)

  Distributions earned                  --       843,279        843,279
                               -----------   -----------    -----------

Balance at December 31, 1999       526,401       923,268      1,449,669

  Distributions earned                  --       845,590        845,590
                               -----------   -----------    -----------

Balance at December 31, 2000   $   526,401   $ 1,768,858    $ 2,295,259
                               ===========   ===========    ===========


6.    DEBENTURES

      The SBIC issued debentures payable to the SBA totaling $3,950,000 and $5,500,000 during the years ended December 31, 2000 and 1999, respectively. The debentures require the semiannual payment of interest at annual interest rates ranging from 7.22% to 7.64%. In addition to interest payments, the SBIC is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. As of December 31, 2000 the interest rates on debentures payable totaling $1,200,000 will be adjusted on March 28, 2001. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Debentures totaling $1,000,000, $6,575,000, $725,000 and $1,200,000 and are to be paid in full during September 2009, March 2010, September 2010, and March 2011, respectively.

      As of December 31, 2000, the SBIC has unused leverage commitments totaling $500,000 and will be required to pay a 2.5% leverage and underwriting fee totaling $12,500, which will be deducted pro rata as proceeds are drawn. Each issuance of debentures is conditioned upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA may also limit the amount that may be drawn each year. The SBA commitment expires September 30, 2004.

7.    COMMITMENTS AND CONTINGENCIES

      The SBIC has committed to invest an additional $200,000 in Pickermans Development Company in exchange for a 12% promissory note and warrants, which was subsequently funded during January through March 2001.

      During the year ended December 31, 2000, the SBIC was in violation of the maximum capital impairment percentage permitted by the SBA. The remedies available to the SBA include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, and declaring the SBA debentures immediately due and payable. The SBIC has not obtained a waiver from the SBA, however, management will continue to monitor its investments and work with the SBA to cure this violation.

8.    FEDERAL INCOME TAXES

      The Trust has received an opinion from counsel that it will be treated as a partnership for federal income tax purposes. As such, under present income tax laws, no income taxes will be reflected in these financial statements as taxable income or loss of the Trust is included in the income tax returns of the investors.

9.    SUBSEQUENT EVENT

      During February 2001, the Trust and SBIC entered into an agreement with Kinseth Hospitality Company, Inc. ("Kinseth"), in which the Trust and SBIC agreed to release its warrants to purchase 25% of Kinseth common shares at $.01 per share, in exchange for a lenders commitment to refinance the existing mortgage on certain property owned by an affiliate of Kinseth. The lenders commitment must be received no later than April 12, 2001. The proceeds received from the lenders commitment must be used to pay off the outstanding debt and accrued interest to the Trust and SBIC by June 30, 2001.

10.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                            2000 QUARTERS
                                               ----------------------------------------------------------------------------
                                                   FIRST         SECOND          THIRD         FOURTH           2000
Total revenues                                 $   254,391    $   294,176    $   247,999    $   277,767    $ 1,074,333
Net investment loss                                 (5,533)       (23,346)      (152,511)      (108,340)      (289,730)
Unrealized gain (loss)
  on investments                                   297,750      5,300,963     (5,084,939)    (3,997,325)    (3,483,551)
Net increase (decrease)
  in net assets                                    292,217      5,277,617     (5,237,450)    (4,105,665)    (3,773,281)
Increase (decrease) in
  net assets per
  beneficial share                                   27.72         500.68        (496.86)       (389.50)       (357.96)

                                                                            1999 QUARTERS
                                               ----------------------------------------------------------------------------
                                                   FIRST         SECOND          THIRD        FOURTH            2000

Total revenues                                     157,131        143,017        160,671        174,950        635,769
Net investment income
  (loss)                                           (18,821)       (54,907)        18,117        (48,971)      (104,582)
Unrealized loss on
  investments                                           --             --     (1,105,000)    (1,090,298)    (2,185,298)
Realized loss on
  investments                                           --             --             --     (1,930,000)    (1,930,000)
Net decrease in net
  assets resulting from
  operations                                       (18,821)       (54,907)    (1,086,883)    (3,069,269)    (4,229,880)
Cumulative effect of a
  change in accounting
  principle                                        (33,817)            --             --             --        (33,817)
Net decrease in net
  assets                                           (52,638)       (54,907)    (1,086,883)    (3,089,269)    (4,263,697)
Decrease in net assets
  per beneficial shares                              (4.99)         (5.21)       (103.11)       (291.18)       (404.49)

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

         Henry T. Madden (age 71) - Mr. Madden is an Independent Trustee of the Trust. He was awarded a B.S.M.E. from the University of Notre Dame in 1951 and an M.B.A. from the University of Pittsburgh in 1966. He began his career as an Industrial Engineer, then Quality Control Manager in Technical Ceramics for 3M Company in Chattanooga, Tennessee. He became Manager of Production Engineering, then Manager for a 1,500 employee, $50 million in sales Allis-Chalmers Plant, manufacturing power and distribution transformers in Pittsburgh, Pennsylvania. In 1966, he became General Plant Manager of the Allis-Chalmers, Cedar Rapids, Iowa Plant manufacturing construction machinery. In 1969, Mr. Madden became Division Manager for Hydraulic Truck Cranes for Harnischfeger Corporation. In 1975 Mr. Madden became President, Harnischfeger GMBH in Dortmund, West Germany, a joint venture with August Thyssen A.G. of West Germany, manufacturing truck cranes, creating a 100 million deutsche mark business. He also served as Managing Director for Harnischfeger International Corporation for Europe, East Europe, and North and West Africa, responsible for all product sales in those areas. In 1981, Mr. Madden became a consultant to and assumed the responsibilities of General Manager of Oak Hill Engineering Inc., in Cedar Rapids, Iowa, a manufacturer of wire harnesses. In 1983, he started a company, Enertrac Inc., designing, manufacturing and marketing communications systems. Mr. Madden financed Enertrac Inc. through an initial public offering and merged it into another company in 1986. Mr. Madden organized the Institute for Entrepreneurial Management in the University of Iowa College of Business Administration in 1986, advising potential and new entrepreneurs and teaching courses on entrepreneurship in the MBA program. He also teaches courses in Corporate Strategy in the Executive MBA and MBA programs. Mr. Madden has been consulting with developmental stage companies since 1981.

         Mary Quass (age 51) - Ms. Quass was elected as an Independent Trustee, effective February 5, 1999. She received a BA Degree from the University of Northern Iowa in 1972. In 1981, she was appointed General Sales Manager of KSO and later in 1982 became Vice President and General Manager of KHAK AM/FM. In 1988, Ms. Quass formed Quass Broadcasting

         Company, Inc., which merged with CapStar Broadcasting Partners to form Central Star Communications, Inc. in 1998. She held the position of President of Quass Broadcasting until 1998. Quass Broadcasting, Inc. and Central Star Communications, Inc. are primarily involved in the ownership and management of AM and FM radio stations. Currently, she is the President and Chief Executive Officer of Quass Enterprises. Ms. Quass served as President and Chief Executive Officer of Central Star Communications from 1998 through 1999 when the company was sold.

Executive Officers and Directors of the Trust Advisor:

         Thomas J. Berthel (age 49) - Mr. Berthel serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as the Chief Executive Officer of Berthel Fisher and the Financial Services. He has held these positions since 1985. Effective March 24, 1999, Mr. Berthel was elected President of the Trust Advisor. Until June, 1993, Mr. Berthel served as President of the Financial Services. From 1993 until the present he has served as Chief Executive Officer and as a Director of the Financial Services. Mr. Berthel is also President and a Director of various other subsidiaries of Berthel Fisher that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He serves as the Chairman of the Board of Amana Colonies Golf Course, Inc., and, served on the Board of Directors of Intellicall, Inc., an advanced telecommunications technologies company in Carrollton, Texas, from November, 1995 to December, 1999. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa (1993).

         Henry Royer (Age 69) - Mr. Royer was elected President of the Trust Advisor in July, 1999. Mr. Royer served as an Independent Trustee of the Trust from its date of inception through February 5, 1999, when he resigned as Trustee. He graduated in 1953 from Colorado College with a B.A. in Money and Banking. From 1950 until 1962, Mr. Royer was employed for four years by Pillsbury Mills and for four years by Peavey Company as a grain merchandiser. From 1962 through 1965 he was employed as Treasurer and served on the Board of Lehigh Sewer Pipe and Tile. Mr. Royer joined First National Bank of Duluth in 1965, where he served in various capacities, including Assistant Cashier, Assistant Vice President, Assistant Manager of the Commercial Loan Department and Senior Vice President in Charge of Loans. When he left the bank in 1983 he was serving as Executive Vice President/Loans. He then joined The Merchants National Bank of Cedar Rapids (currently Firstar Bank Cedar Rapids, N.A.) where he served as Chairman and President until August, 1994. Mr. Royer served as the President and Chief Executive Officer of River City Bank, Sacramento, California from September 1994 through December 31, 1997.

         Ronald O. Brendengen (Age 46) - Mr. Brendengen is the Chief Operating Officer, Chief Financial Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher. He was elected Secretary and Chief Financial Officer in 1994, and Chief Operating Officer in

         January 1998, of Berthel Fisher & Company. He also serves as Chief Financial Officer, Treasurer and a Director of each subsidiary of Berthel Fisher. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa in 1978.

         Leslie D. Smith (Age 53) - Mr. Smith is a Director and the Secretary of the Trust Advisor. In 1994 Mr. Smith was named General Counsel of Berthel Fisher & Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990 Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. In that capacity, Mr. Smith performed all duties generally associated with the position of General Counsel. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc. in North Sioux City, South Dakota.

ITEM 11. EXECUTIVE COMPENSATION
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant.

(A)                                (B)          (C)          (C1)         (C2)               (D)

                                                                 Securities of property  Aggregate of
                                          Cash and cash             insurance benefits   contingent
Name of individual and            Year    equivalent forms          or reimbursement     or forms
capacities in which served        Ended   of remuneration    Fees   personal benefits    of remuneration
--------------------------------------------------------------------------------------------------------
TJB Capital Management, Inc.       2000      $     0        $     0        $     0        $     0
Corporate Trustee                  1999      $     0        $     0        $     0        $     0
                                   1998      $     0        $     0        $     0        $     0


Henry T. Madden                    2000      $     0        $17,000        $     0        $     0
Corporate Trustee                  1999      $     0        $20,000        $     0        $     0
                                   1998      $     0        $18,000        $     0        $     0


Henry Royer                        1999      $     0        $ 3,000        $     0        $     0
Corporate Trustee                  1998      $     0        $18,000        $     0        $     0


Mary Quass                         2000      $     0        $17,000        $     0        $     0
Corporate Trustee                  1999      $     0        $16,000        $     0        $     0

The Trust paid the Trust Advisor $404,960, $318,357, and $194,280 for management fees for the years 2000, 1999, and 1998, respectively.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)   1. Financial Statements                                        Page No.
                                                                       --------

           Consolidated Statements of Assets and Liabilities as of
           December 31, 2000 and 1999                                     14

           Consolidated Statements of Operations for the Years Ended
           December 31, 2000, 1999 and 1998                               15

           Consolidated Statements of Changes in Net Assets for the
           Years Ended December 31, 2000, 1999 and 1998                   17

           Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2000, 1999 and 1998                               18

           Notes to Consolidated Financial Statements                     19

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

                                           BERTHEL GROWTH & INCOME TRUST I

                                           By:/s/ Thomas J. Berthel
                                              ----------------------------------
Date: March 26, 2001                          THOMAS J. BERTHEL, Chief
                                              Executive Officer (principal
                                              executive officer) of Berthel
                                              Fisher & Company Planning, Inc.,
                                              Trust Advisor

                                           By:/s/ Ronald O. Brendengen
                                              ----------------------------------
Date: March 26, 2001                          RONALD O. BRENDENGEN, Chief
                                              Operating Officer, Chief Financial
                                              Officer and Treasurer (principal
                                              financial officer) of Berthel
                                              Fisher & Company Planning, Inc.,
                                              Trust Advisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                           By:/s/ Thomas J. Berthel
                                              ----------------------------------
Date: March 26, 2001                          THOMAS J. BERTHEL, Chairman and
                                              Director of Berthel Fisher &
                                              Company Planning, Inc.,
                                              Trust Advisor

                                           By:/s/ Ronald O. Brendengen
                                              ----------------------------------
Date: March 26, 2001                          RONALD O. BRENDENGEN, Director of
                                              Berthel Fisher & Company Planning,
                                              Inc., Trust Advisor

                                           By:/s/ Henry Royer
                                              ----------------------------------
Date: March 26, 2001                          HENRY ROYER, President of Berthel
                                              Fisher & Company Planning, Inc.,
                                              Trust Advisor

                                           By:/s/ Leslie D. Smith
                                              ----------------------------------
Date: March 26, 2001                          LESLIE D. SMITH, Director of
                                              Berthel Fisher & Company Planning,
                                              Inc., Trust Advisor

                                           By:/s/ Henry T. Madden
                                              ----------------------------------
Date: March 26, 2001                          HENRY T. MADDEN, Independent
                                              Trustee of Berthel Growth
                                              & Income Trust I

                                           By:/s/ Thomas J. Berthel
                                              ----------------------------------
Date: March 26, 2001                          THOMAS J. BERTHEL, Chairman
                                              of the Board and Chief Executive
                                              Officer of TJB Capital Management,
                                              Inc., Trustee of Berthal Growth &
                                              Income Trust I

                                           By:/s/ Daniel P. Wegmann
                                              ----------------------------------
Date: March 26, 2001                          DANIEL P. WEGMANN, Controller of
                                              Berthel Fisher & Company Planning,
                                              Inc., Trust Advisor

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

       ----------

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