Form 10-Q
period 2001-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 2001-05-09
CIK 937969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2001

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From           to
                                                        -----------  -----------


                         Commission File Number 33-89506


                         BERTHEL GROWTH & INCOME TRUST I
                       ----------------------------------
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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest - 10,541 shares as of April 25, 2001

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
-------  ---------------------                                              ----

Item 1.      Financial Statements (unaudited)

             Consolidated Statements of Assets and Liabilities -
             March 31, 2001 and December 31, 2000                              3

             Consolidated Statements of Operations -
             three months ended March 31, 2001 and March 31, 2000              4

             Consolidated Statements of Changes in Net Assets -
             three months ended March 31, 2001 and March 31, 2000              5

             Consolidated Statements of Cash Flows -
             three months ended March 31, 2001 and March 31, 2000              6

             Notes to Consolidated Financial Statements                        7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk       14



PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings                                                14



SIGNATURES                                                                    15

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)


                                                     March 31, 2001     December 31, 2000
                                                     --------------     -----------------
ASSETS
Loans and investments (Note B) ..................     $ 12,958,776         $ 12,559,951
Cash and cash equivalents .......................          254,502              684,244
Interest and dividends receivable, net of reserve
     of $48,868 at March 31, 2001 and
     December 31, 2000 ..........................          113,172              156,119
Deferred financing costs ........................          272,564              284,780
Other receivables, net of reserve of $922 at
     March 31, 2001 and $0 at December 31, 2000 .            4,378                7,290
                                                      ------------         ------------
TOTAL ASSETS ....................................       13,603,392           13,692,384
                                                      ------------         ------------


LIABILITIES
Accrued interest payable ........................           61,401              257,385
Accounts payable and other accrued expenses .....           50,854               39,207
Due to affiliate ................................           94,305              105,024
Deferred income .................................           27,619               29,647
Distributions payable to shareholders ...........        2,503,191            2,295,259
Debentures (Note C) .............................        9,500,000            9,500,000
                                                      ------------         ------------
TOTAL LIABILITIES ...............................       12,237,370           12,226,522
                                                      ------------         ------------


COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $129.59 per share
     at March 31, 2001 and $139.06 per share
     at December 31, 2000) ......................     $  1,366,022         $  1,465,862
                                                      ============         ============

Net assets consist of:
Shares of beneficial interest (25,000 shares
     authorized;  10,541 shares issued
     and outstanding) ...........................     $  4,542,281         $  4,818,783
Accumulated net realized losses .................       (1,930,000)          (1,930,000)
Accumulated net unrealized losses ...............       (1,246,259)          (1,422,921)
                                                      ------------         ------------
                                                      $  1,366,022         $  1,465,862
                                                      ============         ============

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended
                                                    March 31, 2001    March 31, 2000
                                                    --------------    --------------
REVENUES:
     Interest income .........................        $ 230,777         $ 176,348
     Dividend income .........................           34,667            76,356
     Application, closing, and other fees ....            2,777             1,687
                                                      ---------         ---------
Total revenues ...............................          268,221           254,391
                                                      ---------         ---------

EXPENSES:
     Management fees .........................           82,452            73,675
     Administrative services .................            9,600             9,600
     Trustee fees ............................            8,000             8,000
     Professional fees .......................           18,180            17,980
     Interest expense ........................          201,418           129,710
     Other general and administrative expenses           17,141            20,959
                                                      ---------         ---------
Total expenses ...............................          336,791           259,924
                                                      ---------         ---------

Net investment loss ..........................          (68,570)           (5,533)
Unrealized gain on investments ...............          176,662           297,750
                                                      ---------         ---------

Net increase in net assets ...................        $ 108,092         $ 292,217
                                                      =========         =========

Per beneficial share amounts:
Net increase in net assets ...................        $   10.25         $   27.72
                                                      =========         =========

Weighted average shares ......................           10,541            10,541
                                                      =========         =========

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)


                                                   Three Months Ended                      Three Months Ended
                                                     March 31, 2001                          March 31, 2000
                                                     --------------                          --------------
                                              Shares of                              Shares of
                                             Beneficial                             Beneficial
                                              Interest            Amount             Interest             Amount
                                             -----------        -----------         -----------        -----------
Net investment loss .................                ---        $   (68,570)                ---        $    (5,533)

Unrealized gain on investments ......                ---            176,662                 ---            297,750

Distributions payable to shareholders                ---           (207,932)                ---           (210,241)

Net assets at beginning of period ...             10,541          1,465,862              10,541          6,084,733
                                             -----------        -----------         -----------        -----------

Net assets at end of period .........             10,541        $ 1,366,022              10,541        $ 6,166,709
                                             ===========        ===========         ===========        ===========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Three Months Ended
                                                          March 31, 2001      March 31, 2000
                                                          --------------      --------------
OPERATING ACTIVITIES:
Net increase in net assets ........................        $   108,092         $   292,217
Adjustments to reconcile net increase in net assets
     to net cash flows from operating activities:
Amortization ......................................             11,134               9,498
Accretion of discount on debt securities ..........            (22,163)                -0-
Unrealized gain on investments ....................           (176,662)           (297,750)
Provision for possible losses .....................                922                 -0-
Changes in operating assets and liabilities
     Loans and investments ........................           (200,000)         (2,992,308)
     Interest and dividends receivable ............             42,947             (16,802)
     Due from affiliate ...........................                -0-              (1,406)
     Deferred financing costs .....................              1,082                 -0-
     Other receivables ............................              1,990               2,626
     Other assets .................................                -0-             (10,818)
     Accrued interest payable .....................           (195,984)            (61,375)
     Accounts payable and other accrued expenses ..             11,647              (3,896)
     Due to affiliate .............................            (10,719)              1,761
     Deferred income ..............................             (2,028)             24,063
                                                           -----------         -----------
Net cash flows from operating activities ..........           (429,742)         (3,054,190)
                                                           -----------         -----------

FINANCING ACTIVITIES:
Deferred financing costs incurred .................                -0-             (56,250)
Proceeds from issuance of debentures ..............                -0-           2,250,000
                                                           -----------         -----------
Net cash flows from financing activities ..........                -0-           2,193,750
                                                           -----------         -----------

NET DECREASE IN CASH ..............................           (429,742)           (860,440)

CASH AT BEGINNING OF PERIOD .......................            684,244           1,137,535
                                                           -----------         -----------

CASH AT END OF PERIOD .............................        $   254,502         $   277,095
                                                           ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ............................        $   397,402         $   191,085
Noncash financing activities:
Distributions payable to shareholders .............            207,932             210,241

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 financial statement presentation.

NOTE B -LOANS AND INVESTMENTS

                                                                                      MARCH 31, 2001            DECEMBER 31, 2000
                                                                                ------------------------    ------------------------
                                                                                   COST       VALUATION        COST       VALUATION
                                                                                   ----       ---------        ----       ---------
COMMUNICATIONS AND SOFTWARE:
MCLEODUSA, INC .............................................................
   38,877 shares of common stock ...........................................    $  610,000    $  285,422    $  610,000    $  444,494

OBJECT SPACE, INC ..........................................................
   108,108 shares of Series B convertible preferred stock ..................       404,800           ---       404,800       200,000

EDMIN.COM, INC .............................................................
   200,000 shares of 9%, Series A cumulative convertible preferred stock and
     warrants to purchase 20,000 shares of common stock at $4.00 per share .       728,000     1,295,000       728,000       728,000

CHEQUEMATE INTERNATIONAL, INC ..............................................
   371,823 shares of common stock ..........................................           ---        59,492           ---        92,956
   8% convertible note receivable due April, 2002 ..........................           ---       189,929           ---       181,403
   Warrants to purchase 416,441 shares of common stock at $1.00 per share ..           ---           ---           ---           ---

CADAPULT GRAPHIC SYSTEMS, INC ..............................................
   100,000 shares of 11.5%, Series A convertible preferred stock, options to purchase 5,000 shares of common stock at $2.19 per share, and warrants
     to purchase 333,000 shares of common stock at $3.125 to $4.50 per share       930,000       930,000       930,000       930,000

IBEAM BROADCASTING CORPORATION
   545,442 shares of common stock ..........................................       486,372       413,634       486,372       577,259
                                                                                              ----------                  ---------

TOTAL COMMUNICATIONS AND SOFTWARE (24.5% and 25.1% of total loans and
   investments as of March 31, 2001 and December 31,2000, respectively) ....                   3,173,477                  3,154,112
                                                                                              ----------                  ---------

HEALTHCARE PRODUCTS AND SERVICES:
PHYSICIANS TOTAL CARE, INC .................................................
   10% promissory note due September, 2004 and warrants to purchase
     350,000 shares of common stock for at $.035-5.00 per share ............       807,795       400,000       807,795       400,000
   700 shares of common stock ..............................................         4,000           ---         4,000           ---
   Options to purchase 5,000 shares of common stock at $4.00 per share .....           ---           ---           ---           ---

INTER-MED, INC .............................................................
   1,743.248 shares of common stock ........................................       650,000       650,000       650,000       650,000
   12% promissory note due July, 2005 ......................................       135,590       135,590       134,742       134,742
   Warrants to purchase 561.0413 shares of common stock at $.01 per share ..        16,953        16,953        16,953        16,953

                                                                                      MARCH 31, 2001            DECEMBER 31, 2000
                                                                                -----------------------      ----------------------
                                                                                   COST      VALUATION       COST        VALUATION
                                                                                   ----      ---------       ----        ---------
FUTUREMED INTERVENTIONAL, INC
   13.5% promissory note due February, 2005 ...............................       919,599       919,599       914,467       914,467
   Warrants to purchase 383,111 shares of common stock at $.01 per share ..       102,640       102,640       102,640       102,640
                                                                                            -----------                 -----------
TOTAL HEALTHCARE PRODUCTS AND SERVICES (17.2% and 17.7% of total loans and
   investments as of March 31, 2001 and December 31,2000, respectively) ...                   2,224,782                   2,218,802
                                                                                            -----------                 -----------

MANUFACTURING:
CHILDS & ALBERT
   12.5% promissory note due October, 2005 ................................       735,146       735,146       731,543       731,543
   Warrants to purchase 833.334 shares of common stock at $10 per share ...        72,065        72,065        72,065        72,065

EASY SYSTEMS, INC
   11% subordinated debenture due March, 2004 and warrants to purchase
     291,393 shares of stock at $2.10 per share ...........................       777,422       100,000       777,422       100,000
   142,857 shares of Series B preferred stock and warrants to purchase
     240,000 shares of common stock at $2.10 per share ....................       300,000           ---       300,000           ---

HICKLIN ENGINEERING, L.C
   10% subordinated note due June, 2003 ...................................       400,000       400,000       400,000       400,000
   Warrant for 6,857 membership interests at $.01 per share ...............           ---           ---           ---           ---
   12% subordinated note due January, 2001 through December, 2004 .........        13,800        13,800        13,800        13,800

THE SCHEBLER COMPANY
   13% promissory note due March, 2005 ....................................       157,901       157,901       157,353       157,353
   Warrants to purchase 1.66% of common stock at $.01 per share ...........        11,504        11,504        11,504        11,504
   166,666 shares of 10% convertible cumulative preferred stock ...........       166,667       166,667       166,667       166,667
   166,666 shares of common stock .........................................       166,667       166,667       166,667       166,667
                                                                                            -----------                 -----------
TOTAL MANUFACTURING (14.1% and 14.5% of total loans and investments
   as of March 31, 2001 and December 31, 2000, respectively) ..............                   1,823,750                   1,819,599
                                                                                            -----------                 -----------

OTHER SERVICE INDUSTRIES:
BRISTOL RETAIL SOLUTIONS
   500,000 shares of 12% cumulative convertible preferred stock ...........       820,083       820,083       820,083       820,083
   Warrants to purchase 464,979 shares of common stock at $.01 per share ..       179,917       317,096       179,917       151,273

INTERNATIONAL PACIFIC SEAFOODS, INC
   12% subordinated note due June 2003 through June 2005 and warrants
     to purchase 1,501 shares of common stock for $.76 per share ..........     1,000,000     1,000,000     1,000,000     1,000,000

                                                                                      MARCH 31, 2001            DECEMBER 31, 2000
                                                                                -----------------------      ----------------------
                                                                                   COST      VALUATION       COST        VALUATION
                                                                                   ----      ---------       ----        ---------
KINSETH HOSPITALITY COMPANY, INC
   14% note due May, 2003 .................................................     2,000,000     2,000,000     2,000,000     2,000,000
   Warrants for 25% of the outstanding common stock at $0.01 per share ....           ---           ---           ---           ---

PICKERMAN'S DEVELOPMENT COMPANY
   12% promissory notes due April, 2005 through March, 2006 ...............       536,739       536,739       353,476       353,476
   Warrants to purchase 2,406,250 shares and 1,043,294 shares of common stock
     at March 31, 2001 and December 31, 2000, respectively, at $0.01 per share     72,849        72,849        52,606        52,606

SERVECORE BUSINESS SOLUTIONS, INC
   3,663 shares of common stock ...........................................       990,000       990,000       990,000       990,000
                                                                                            -----------                 -----------
TOTAL OTHER SERVICE INDUSTRIES (44.2% and 42.7% of total loans and investments
   as of March 31, 2001 and December 31, 2000, respectively) ..............                   5,736,767                   5,367,438
                                                                                            -----------                 -----------

TOTAL LOANS AND INVESTMENTS ...............................................                 $12,958,776                 $12,559,951
                                                                                            ===========                 ===========

NOTE C - DEBENTURES
The Trust has debentures payable to the SBA totalling $9,500,000 as of March 31, 2001. The debentures require the semiannual payment of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Debentures totalling $1,000,000, $6,575,000, $725,000, and $1,200,000 are to be paid in full on September, 2009, March, 2010, September, 2010, and March, 2011, respectively.

As of March 31, 2001, the SBIC has unused leverage commitments totalling $500,000 and will be required to pay a 2.5% leverage and underwriting fee totalling $12,500 that will be deducted pro rata as proceeds are drawn. Each issuance of debentures is conditioned upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA may also limit the amount that may be drawn each year. The SBA commitment expires September 30, 2004.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                               Three Months Ending March 31
                                   2001             2000
                                   ----             ----
     Portfolio investments     $   225,452       $   171,280
     Money market                    5,325             5,068
                               -----------       -----------
     Interest income           $   230,777       $   176,348
                               ===========       ===========

     Dividend income           $    34,667       $    76,356
                               ===========       ===========

Changes in interest and dividends earned on portfolio investments reflect the level of investment in interest and dividend earning securities. Money market interest reflects cash resources that are invested in highly liquid money market savings funds.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $82,452 for the first quarter of 2001 and $73,675 the same period a year ago. The increases in management fees are due to an increased portfolio of loans and investments. Management fees are paid quarterly to the Trust Advisor, in accordance with the management agreement.

Interest expense was first incurred by the Trust in 1999 when it issued debentures payable to the SBA through its wholly owned subsidiary, Berthel SBIC, LLC. The Trust has issued debentures totalling $9,500,000. The debentures require the semiannual payment of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Prepayment penalties are not applicable within five years of maturity. As of March 31, 2001, the Trust was in violation of the maximum capital impairment percentage permitted by the SBA and has not obtained a waiver from the SBA. The remedies available to the SBA include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, and declaring the Debentures immediately due and payable. Debentures totalling $1,000,000, $6,575,000, $725,000, and $1,200,000 are to be
paid in full on September, 2009, March, 2010, September, 2010, and March, 2011, respectively.

The change in unrealized gains and losses recognized is summarized in the following table:

                                Three Months Ending March 31
                                   2001             2000
                                   ----             ----
     Bristol Retail Solutions  $    165,823     $          -0-
     Chequemate International       (33,464)               -0-
     Edmin.com, Inc.                567,000                -0-
     iBEAM Broadcasting
        Corporation                (163,625)               -0-
     LIVEware5, Inc.                     -0-          297,750
     McLeodUSA, Inc.               (159,072)               -0-
     Object Space, Inc.            (200,000)               -0-
                               ------------     -------------
     Unrealized gain (loss)    $    176,662     $     297,750
                               ============     =============

LIVEware5, Inc. was acquired by McLeodUSA, Inc. ("McLeod"). The Trust received 38,877 shares of McLeod in exchange for the investments in LIVEware5, Inc. stock and debentures in April, 2000 (adjusted for the April 25, 2000 three-for-one stock split). The McLeod shares were subject to a twelve-month restriction on sales. McLeod common stock is publicly traded. Valuation of McLeod stock is based upon actual market value less appropriate reserves to reflect restrictions on sales.

Webcasts.com, Inc. merged with iBEAM Broadcasting Corporation ("iBEAM") on April 30, 2000. The Trust received 545,442 shares of iBEAM common stock and a 10% unsecured note, which was been paid in full in 2000. The iBEAM common stock was subject to a lockup period through November, 2000 and is subject to Rule 144 of the Securities and Exchange Commission thereafter. iBEAM common stock is publicly traded. The iBEAM common stock is valued based upon public market prices less appropriate reserves to reflect restrictions on trading.

EDmin.com received an $3,000,000 investment from a strategic investor on March 13, 2001. The investment was in the form of Series B Preferred Stock and is subordinate to the Trust's Series A Preferred Stock. The increase in unrealized gain on Edmin.com is a result of the increased valuation resulting from the new strategic investment.

Chequemate International, Inc. acquired the Trust's equity position in VisionComm on December 30, 2000, in exchange for Chequemate common stock, a note receivable, and warrants. Chequemate common stock is publicly traded. Valuation of the Chequemate investment is based upon actual market value less appropriate reserves to reflect restrictions on sales.

The unrealized gain in Bristol Retail Solutions reflects the market value of their common stock in excess of the exercise price of the Trust's warrants. ObjectSpace is attempting to sell its consulting business. An outlook on the proceeds of a sale are too difficult to estimate at this time with the given market conditions. The unrealized loss reflects a reserve of the remaining value for this investment.

The Trust is committed to invest $50,000 in 13% promissory notes due in five years to be issued by Inter-Med, Inc. and will receive additional warrants to acquire approximately 1.8% of the company for $0.01 per share.

During February 2001, the Trust entered into an agreement with Kinseth Hospitality Company, Inc. ("Kinseth"), in which the Trust agreed to release its warrants to purchase 25% of Kinseth common shares at $0.01 per share in exchange for a lender's commitment to refinance the existing mortgage on certain Kinseth property. The Lender's commitment was received on April 3, 2001. The proceeds received from the lenders commitment must be used to pay off the outstanding debt and accrued interest to the Trust by June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
                                               Three Months Ending March 31
                                               ----------------------------
                                                  2001             2000
                                                  ----             ----
Major Cash Sources (Uses):
   Issuance of debentures                      $     ---       $  2,250,000
   Deferred financing costs incurred                 ---            (56,250)
   Changes in loans and investments             (200,000)        (2,992,308)

Cash and cash equivalents amounted to $254,502 at March 31, 2001 and $684,244 at December 31, 2000. Net cash from operating activities was a net use of cash of $429,742 for the three months ending March 31, 2001, and a net use of cash of $3,313,300 for the same period in 2000. This change in cash flow is primarily due to the change in loans and investments shown in the table above.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. The Trustees declared no distribution for the quarter ended March 31, 2001. Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At March 31, 2001, the SBIC had a deficit of "earnings available for distribution" in the amount of $3,196,612.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Distributions payable of $2,503,191 have been accrued as of March 31, 2001.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at March 31, 2001 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of March 31, 2001, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At March 31, 2001, the amount at risk was $12,958,776 and consisted of the following:

                                                    Cost          Valuation
     Debt securities and loans                  $  7,483,992    $   6,588,704
     Preferred stocks                              3,349,550        3,211,750
     Common stock                                  2,907,040        2,565,215
     Warrants to purchase common stock               455,928          593,107
                                                ------------    -------------
     Total loans and investments                $ 14,196,510    $  12,958,776
                                                ============    =============


                                     PART II
                                OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
                                  (Registrant)



Date:    May 7, 2001             /s/ Ronald O. Brendengen
         -----------             -----------------------------------------------
                                 Ronald O. Brendengen, Chief Financial Officer,
                                 Treasurer


Date:    May 7, 2001             /s/ Daniel P. Wegmann
         -----------             -----------------------------------------------
                                 Daniel P. Wegmann, Controller


Date:    May 7, 2001             /s/ Henry Royer
         -----------             -----------------------------------------------
                                 Henry Royer, President