Form 10-Q
period 2001-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 2001-08-14
CIK 937969

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition
Period From                      to
           ---------------------    ---------------------


                         Commission File Number 33-89506


                        BERTHEL GROWTH & INCOME TRUST I
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                        52-1915821
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       701 Tama Street, Marion, Iowa 52302
               (Address of principal executive offices) (Zip Code)

                                 (319) 447-5700
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
                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest - 10,541 shares as of July 27, 2001

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX



Part I.  FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----
Item 1.    Financial Statements (unaudited)

           Consolidated Statements of Assets and Liabilities -
           June 30, 2001 and December 31, 2000                                3

           Consolidated Statements of Operations -
           three months ended June 30, 2001 and June 30, 2000                 4

           Consolidated Statements of Operations -
           six months ended June 30, 2001 and June 30, 2000                   5

           Consolidated Statements of Changes in Net Assets -
           six months ended June 30, 2001 and June 30, 2000                   6

           Consolidated Statements of Cash Flows -
           six months ended June 30, 2001 and June 30, 2000                   7

           Notes to Consolidated Financial Statements                         8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        15



Part II.   OTHER INFORMATION
----------------------------
Item 1.    Legal Proceedings                                                 15



SIGNATURES                                                                   16

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)


                                                              June 30, 2001                December 31, 2000
                                                              -------------                -----------------

ASSETS
Loans and investments (Note B)                                $  12,209,367                   $  12,559,951
Cash and cash equivalents                                           472,416                         684,244
Interest and dividends receivable, net of reserve
    of $-0- at June 30, 2001 and $48,868 at
    December 31, 2000                                               161,474                         156,119
Deferred financing costs                                            265,483                         284,780
Other receivables                                                     1,583                           7,290
                                                           ----------------                ----------------
TOTAL ASSETS                                                     13,110,323                      13,692,384
                                                           ----------------                ----------------


LIABILITIES
Accrued interest payable                                            260,801                         257,385
Accounts payable and other accrued expenses                          54,029                          39,207
Due to affiliate                                                     38,700                         105,024
Deferred income                                                      25,592                          29,647
Distributions payable to shareholders                             2,713,433                       2,295,259
Debentures (Note C)                                               9,500,000                       9,500,000
                                                           ----------------                ----------------
TOTAL LIABILITIES                                                12,592,555                      12,226,522
                                                           ----------------                ----------------


COMMITMENTS AND CONTINGENCIES

NET ASSETS (equivalent to $49.12 per share
     at June 30, 2001 and $139.06 per share
     at December 31, 2000)                                    $     517,768                   $  1,465,862
                                                           ================               ================

Net assets consist of:
Shares of beneficial interest (25,000 shares
     authorized;  10,541 shares issued
     and outstanding)                                         $   4,249,510                   $  4,818,783
Accumulated net realized losses                                 (1,930,000)                    (1,930,000)
Accumulated net unrealized losses                               (1,801,742)                    (1,422,921)
                                                          ----------------                ----------------
                                                              $     517,768                   $  1,465,862
                                                           ================               ================

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                         Three Months Ended
                                                              June 30, 2001               June 30, 2000
                                                              -------------               -------------

REVENUES:
     Interest income                                          $     230,630               $     212,792
     Dividend income                                                 18,000                      76,356
     Application, closing, and other fees                             2,028                       5,028
                                                              -------------               -------------
Total revenues                                                      250,658                     294,176
                                                              -------------               -------------

EXPENSES:
     Management fees                                                 82,503                      95,860
     Administrative services                                          9,600                       9,600
     Trustee fees                                                     8,000                       8,000
     Professional fees                                               14,286                      10,729
     Interest expense                                               200,766                     169,711
     Other general and administrative expenses                       18,032                      23,622
                                                              -------------               -------------
Total expenses                                                      333,187                     317,522
                                                              -------------               -------------

Net investment loss                                                (82,529)                    (23,346)
Unrealized gain (loss) on investments                             (555,483)                   5,300,963
                                                              -------------               -------------
Net increase (decrease) in net assets                         $   (638,012)               $   5,277,617
                                                              =============               =============

Per beneficial share amounts:
Net increase (decrease) in net assets                         $     (60.53)               $      500.68
                                                              =============               =============

Weighted average shares                                              10,541                      10,541
                                                              =============               =============


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          Six Months Ended
                                                              June 30, 2001               June 30, 2000
                                                              -------------               -------------

REVENUES:
     Interest income                                          $     461,407               $     389,141
     Dividend income                                                 52,667                     152,712
     Application, closing, and other fees                             4,805                       6,715
                                                              -------------               -------------
Total revenues                                                      518,879                     548,568
                                                              -------------               -------------

EXPENSES:
     Management fees                                                164,955                     169,535
     Administrative services                                         19,200                      19,200
     Trustee fees                                                    16,000                      16,000
     Professional fees                                               32,466                      28,709
     Interest expense                                               402,184                     299,421
     Other general and administrative expenses                       35,173                      44,581
                                                              -------------               -------------
Total expenses                                                      669,978                     577,446
                                                              -------------               -------------

Net investment loss                                               (151,099)                    (28,878)
Unrealized gain (loss) on investments                             (378,821)                   5,598,713
                                                              -------------               -------------

Net increase (decrease) in net assets                         $   (529,920)               $   5,569,835
                                                              =============               =============

Per beneficial share amounts:
Net increase (decrease) in net assets                         $     (50.27)               $      528.40
                                                              ============                =============

Weighted average shares                                              10,541                      10,541
                                                              =============               =============


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)


                                                     Six Months Ended                       Six Months Ended
                                                      June 30, 2001                          June 30, 2000
                                                     ---------------                        ----------------

                                               Shares of                               Shares of
                                              Beneficial                              Beneficial
                                               Interest            Amount              Interest              Amount
                                              ----------           ------             -----------            ------

Net investment loss                               ---         $  (151,099)                  ---      $     (28,878)

Unrealized gain (loss) on investments             ---            (378,821)                  ---           5,598,713

Distributions payable to shareholders             ---            (418,174)                  ---           (420,485)

Net assets at beginning of period              10,541            1,465,862               10,541           6,084,733
                                               ------         ------------               ------      --------------

Net assets at end of period                    10,541         $    517,768               10,541      $   11,234,083
                                               ======         ============               ======      ==============


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        Six Months Ended
                                                                           June 30, 2001             June 30, 2000
                                                                           -------------             -------------

OPERATING ACTIVITIES:
Net increase (decrease) in net assets                                      $   (529,920)             $    5,569,835
Adjustments to reconcile net increase in net assets
     to net cash flows from operating activities:
Amortization                                                                      22,052                     19,693
Accretion of discount on debt securities                                        (45,313)                        -0-
Unrealized loss (gain) on investments                                            378,821                (5,598,713)
Provision for possible losses                                                        922                        -0-
Changes in operating assets and liabilities
     Loans and investments                                                        17,076                (3,448,442)
     Interest and dividends receivable                                           (5,355)                   (48,138)
     Due from affiliate                                                              -0-                    (1,898)
     Deferred financing costs                                                    (2,755)                        -0-
     Other receivables                                                             4,785                      6,171
     Other assets                                                                    -0-                    (7,573)
     Accrued interest payable                                                      3,416                    108,240
     Accounts payable and other accrued expenses                                  14,822                   (17,390)
     Due to affiliate                                                           (66,324)                   (30,744)
     Deferred income                                                             (4,055)                     22,037
                                                                           -------------             --------------
Net cash flows from operating activities                                       (211,828)                (3,426,922)
                                                                           -------------             --------------

FINANCING ACTIVITIES:
Deferred financing costs incurred                                                    -0-                   (60,000)
Proceeds from issuance of debentures                                                 -0-                  2,400,000
                                                                           -------------             --------------
Net cash flows from financing activities                                             -0-                  2,340,000
                                                                           -------------             --------------

NET DECREASE IN CASH                                                           (211,828)                (1,086,922)

CASH AT BEGINNING OF PERIOD                                                      684,244                  1,137,535
                                                                           -------------             --------------

CASH AT END OF PERIOD                                                      $     472,416             $       50,613
                                                                           ===============           ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                     $     398,768             $      191,181
Noncash financing activities:
Distributions payable to shareholders                                            418,174                    420,485


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 financial statement presentation.

NOTE B -LOANS AND INVESTMENTS


                                                                    June 30, 2001                  December 31, 2000
                                                           ------------------------------     ------------------------------

                                                              Cost          Valuation              Cost           Valuation
Communications and Software:
McLeodUSA, Inc.
   38,877 shares of common stock                           $  610,000      $  166,911            $  610,000      $  444,494

Object Space, Inc.
   108,108 shares of Series B
   convertible preferred stock                                404,800             ---               404,800         200,000

Edmin.com, Inc.
   200,000 shares of 9%, Series A
   cumulative convertible preferred stock and
   warrants to purchase 20,000 shares of common
   stock at $4.00 per share                                   728,000       1,295,000               728,000         728,000

Chequemate International, Inc.
   371,823 shares of common stock                                 ---          56,517                   ---          92,956
   8% convertible note receivable
   due April, 2002 Warrants to purchase                        17,838         199,241                   ---         181,403
   416,441 shares of common stock at $1.00 per share              ---             ---                   ---             ---

Cadapult Graphic Systems, Inc.
   100,000 shares of 11.5%, Series A convertible
   preferred stock, options to purchase 15,000 shares
   of common stock at $2.19-$3.13 per share, and
   warrants to purchase 323,000 shares of common stock        930,000         930,000               930,000         930,000
   at $4.50 per share

iBEAM Broadcasting Corporation
   545,442 shares of common stock                             486,372         232,722               486,372         577,259
                                                                           ----------                            ----------

Total Communications and Software
   (23.6% and 25.1% of total loans and
   investments as of June 30, 2001 and
   December 31,2000, respectively)                                          2,880,391                             3,154,112
                                                                           ----------                            ----------

Healthcare Products and Services:
Physicians Total Care, Inc.
   10% promissory note due September, 2004
     and warrants to purchase
     350,000 shares of common stock for
     at $.035-5.00 per share                                  807,795         400,000               807,795        400,000
   700 shares of common stock                                   4,000             ---                 4,000            ---
   Options to purchase 5,000 shares of
   common stock at $4.00 per share                                ---             ---                   ---            ---

Inter-Med, Inc.
   1,743.248 shares of common stock                           650,000         650,000               650,000        650,000
   12% promissory notes due July, 2005-June, 2006             181,187         181,187               134,742        134,742
   Warrants to purchase 561.0413 shares of
   common stock at $.01 per share                              22,271          22,271                16,953         16,953



                                                                   June 30, 2001                         December 31, 2000
                                                           ------------------------------        ------------------------------
                                                              Cost            Valuation             Cost           Valuation

Futuremed Interventional, Inc.
   13.5% promissory note due February, 2005                   924,731         924,731               914,467         914,467
   Warrants to purchase 383,111 shares of
   common stock at $.01 per share                             102,640         102,640               102,640         102,640
                                                                          -----------                            ----------

Total Healthcare Products and Services
   (18.7% and 17.7% of total loans and
   investments as of June 30, 2001 and
   December 31,2000, respectively)                                          2,280,829                             2,218,802
                                                                          ----------                             ----------

Manufacturing:
Childs & Albert
   12.5% promissory note due October, 2005                    738,749         738,749               731,543         731,543
   Warrants to purchase 833.334 shares of
   common stock at $10 per share                               72,065          72,065                72,065          72,065

Easy Systems, Inc.
   11% subordinated debenture due March,
    2004 and warrants to purchase
     291,393 shares of stock at $2.10 per share               777,422         100,000               777,422         100,000
     142,857 shares of Series B preferred stock
     and warrants to purchase
     240,000 shares of common stock at $2.10 per share        300,000             ---               300,000             ---

Hicklin Engineering, L.C.
   10% subordinated note due June, 2003                       400,000         400,000               400,000         400,000
   Warrant for 6,857 membership interests at $.01
   per share                                                      ---             ---                   ---             ---
   12% subordinated note due January, 2001
   through December, 2004                                      13,800          13,800                13,800          13,800

The Schebler Company
   13% promissory note due March, 2005                        158,448         158,448               157,353         157,353
   Warrants to purchase 1.66% of common stock at
   $.01 per share                                              11,504          11,504                11,504          11,504
   166,666 shares of 10% convertible
   cumulative preferred stock                                 166,667         166,667               166,667         166,667
   166,666 shares of common stock                             166,667         166,667               166,667         166,667
                                                                           ----------                            ----------

Total Manufacturing (15.0% and 14.5% of total
   loans and investments
   as of June 30, 2001 and December 31, 2000,
   respectively)                                                            1,827,900                             1,819,599
                                                                          -----------                            ----------

Other Service Industries:
Bristol Retail Solutions
   500,000 shares of 12% cumulative convertible
   preferred stock                                                ---             ---               820,083         820,083
   Warrants to purchase 464,979 shares of
   common stock at $.01 per share                                 ---             ---               179,917         151,273




                                                                    June 30, 2001                        December 31, 2000
                                                           ------------------------------          ------------------------------
                                                              Cost               Valuation            Cost        Valuation

Voiceflash Networks, Inc.
   500,000 shares of 12% cumulative convertible
   preferred stock                                            820,083         538,287                   ---             ---
   Warrants to purchase 302,236 shares of
   common stock at $.01 per share                             179,917         329,840                   ---             ---
   Options to purchase 32,500 shares of common
   stock at $.61 per share                                        ---          15,968                   ---             ---

International Pacific Seafoods, Inc.
   12% subordinated note due June 2003-June
   2005 and warrants
   to purchase 1,501 shares of common stock
   for $.76 per share                                       1,000,000       1,000,000             1,000,000       1,000,000

Kinseth Hospitality Company, Inc.
   14% note due May, 2003                                   1,732,923       1,732,923             2,000,000       2,000,000
   Warrants for 25% of the outstanding
   common stock at $0.01 per share                                ---             ---                   ---             ---

Pickerman's Development Company
   12% promissory notes due April, 2005-March,
   2006                                                       540,380         540,380               353,476         353,476
   Warrants to purchase 2,406,250 shares and
   1,043,294 shares of common stock
   at June 30, 2001 and December 31, 2000,
   respectively, at $0.01 per share                            72,849          72,849                52,606          52,606

ServeCore Business Solutions, Inc.
   3,663 shares of common stock                               990,000         990,000               990,000         990,000
                                                                          -----------                             ---------

Total Other Service Industries (42.7% and 42.7%
   of total loans and investments
   as of June 30, 2001 and December 31, 2000,
   respectively)                                                            5,220,247                             5,367,438
                                                                          -----------                             ---------

TOTAL LOANS AND INVESTMENTS                                              $ 12,209,367                          $ 12,559,951
                                                                         ============                          ============


NOTE C - DEBENTURES
The Trust has debentures payable to the SBA totalling $9,500,000 as of June 30, 2001. The debentures require the semiannual payment of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Debentures totalling $1,000,000, $6,575,000, $725,000, and $1,200,000 are to be paid in full on September, 2009, March, 2010, September, 2010, and March, 2011, respectively.

As of June 30, 2001, the SBIC has unused leverage commitments totalling $500,000 and will be required to pay a 2.5% leverage and underwriting fee totalling $12,500 that will be deducted pro rata as proceeds are drawn. Each issuance of debentures is conditioned upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA may also limit the amount that may be drawn each year. The SBA commitment expires September 30, 2004.

NOTE D - COMMITMENTS AND CONTINGENCIES
As of June 30, 2001, the Trust was in violation of the maximum capital impairment percentage permitted by the SBA and has not obtained a waiver from the SBA. The remedies available to the SBA include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, and declaring the Debentures immediately due and payable.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:


                                Three Months Ending June 30                     Six Months Ending June 30
                                    2001            2000                         2001             2000
                              --------------- ----------------              --------------   ---------------

     Portfolio investments     $   228,305       $   211,511                 $   453,757       $   382,792
     Money market                    2,325             1,281                       7,650             6,349
                               -----------       -----------                 -----------       -----------
     Interest income           $   230,630       $   212,792                     461,407           389,141
                               ===========       ===========                 ===========       ===========

     Dividend income           $    18,000       $    76,356                      52,667           152,712
                               ===========       ===========                 ===========       ===========


Changes in interest and dividends earned on portfolio investments reflect the level of investment in interest and dividend earning securities. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. The decrease in dividend income is due to the discontinuation of dividends paid by two portfolio companies, Cadapult Graphic Systems and Bristol Retail Solutions.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $164,955 for the first six months of 2001 and $169,535 the same period a year ago. The decrease in management fees is due to a decreased value in the portfolio of loans and investments. Management fees are paid quarterly to the Trust Advisor, in accordance with the management agreement.

Interest expense was first incurred by the Trust in 1999 when it issued debentures payable to the SBA through its wholly owned subsidiary, Berthel SBIC LLC. The Trust has issued debentures totalling $9,500,000. The debentures require the semiannual payment of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Prepayment penalties are not applicable within five years of maturity. As of June 30, 2001, the Trust was in violation of the maximum capital impairment percentage permitted by the SBA and has not obtained a waiver from the SBA. The remedies available to the SBA include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, and declaring the Debentures immediately due and payable. Debentures totalling $1,000,000, $6,575,000, $725,000, and $1,200,000 are to be
paid in full on September, 2009, March, 2010, September, 2010, and March, 2011, respectively.

The change in unrealized gains and losses recognized is summarized in the following table:


                                  Three Months Ending June 30                      Six Months Ending June 30
                                    2001             2000                            2001             2000
                              ----------------------------------              ----------------- ----------------

     Bristol Retail Solutions  $   (137,179)     $      64,169                  $      28,644    $      64,169
     Chequemate International        (2,975)               -0-                       (36,439)              -0-
     Edmin.com, Inc.                     -0-               -0-                        567,000              -0-
     iBEAM Broadcasting
        Corporation                (180,912)         7,404,356                      (344,537)        7,404,356
     LIVEware5, Inc.                     -0-               -0-                            -0-          297,750
     McLeodUSA, Inc.               (118,512)            95,618                      (277,584)           95,618
     Object Space, Inc.                  -0-               -0-                      (200,000)              -0-
     VisionComm, Inc.                    -0-       (1,350,000)                            -0-      (1,350,000)
     Voiceflash Networks, Inc.     (115,905)               -0-                      (115,905)              -0-
     Webcasts.com, Inc.                  -0-         (913,180)                            -0-        (913,180)
                               -------------     -------------                  -------------    -------------
     Unrealized gain (loss)    $   (555,483)     $   5,300,963                      (378,821)    $   5,598,713
                               =============     =============                  =============    =============



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

Voiceflash Networks, Inc. acquired Bristol Retail Solutions in June, 2001. Voiceflash Networks common stock is publicly traded. Valuation of the Voiceflash Networks investment is based upon actual market value less appropriate reserves.

ObjectSpace is attempting to sell its consulting business. An outlook on the proceeds of a sale are too difficult to estimate at this time with the given market conditions. The unrealized loss reflects a reserve of the remaining value for this investment.

During February 2001, the Trust entered into an agreement with Kinseth Hospitality Company, Inc. ("Kinseth"), in which the Trust agreed to release its warrants to purchase 25% of Kinseth common shares at $0.01 per share in exchange for a lender's commitment to refinance the existing mortgage on certain Kinseth property. The Lender's commitment was received on April 3, 2001. The proceeds received from the lenders commitment must be used to pay off the outstanding debt and accrued interest to the Trust by June 30, 2001. Kinseth paid off a portion of the Trust's note receivable in June, 2001 and is expected to pay off the remainder of the note receivable in the third quarter.

Liquidity and Capital Resources
Cash and cash equivalents amounted to $472,416 at June 30, 2001 and $684,244 at December 31, 2000. Net cash from operating activities was a net use of cash of $211,828 for the six months ending June 30, 2001, and a net use of cash of $3,426,922 for the same period in 2000. This change in cash flow is primarily due to the change in loans and investments. The Trust's primary source of cash is interest income and the primary uses of cash are interest expense and management fees.

The Trust intends to make quarterly distributions of all cash revenues to the extent cash is available for such distributions. The Trustees declared no distribution for the quarter ended June 30, 2001. Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At June 30, 2001, the SBIC's deficit of "earnings available for distribution" was $3,881,665.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. Distributions payable of $2,713,433 have been accrued as of June 30, 2001.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at June 30, 2001 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of June 30, 2001, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At June 30, 2001, the amount at risk was $12,209,367 and consisted of the following:


                                                                            Cost             Valuation
                                                                       ---------------    ----------------

         Debt securities and loans                                     $     7,293,273    $      6,389,459
         Preferred stocks                                                    3,349,550           2,929,954
         Common stock                                                        2,907,040           2,262,817
         Warrants and options to purchase common stock                         461,246             627,137
                                                                       ---------------    ----------------
         Total loans and investments                                   $    14,011,109    $     12,209,367
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




                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)



Date:    August 10, 2001                   /s/Ronald O. Brendengen
         ---------------                   ----------------------------------
                                           Ronald O. Brendengen,
                                           Chief Financial Officer, Treasurer


Date:    August 13, 2001                   /s/Daniel P. Wegmann
         ---------------                   ----------------------------------
                                           Daniel P. Wegmann, Controller


Date:    August 13, 2001                   /s/Henry Royer
         ---------------                   ----------------------------------
                                           Henry Royer, President