Form 10-Q
period 2001-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 2001-11-09
CIK 937969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2001
                                                    ------------------
                                       or
[]       Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition  Period From        to
                                                             --------  ---------


                         Commission File Number 33-89506
                                                --------


                         BERTHEL GROWTH & INCOME TRUST I
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)


              DELAWARE                               52-1915821
-----------------------------------    -----------------------------------------
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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest -10,541 shares as of October 19, 2001

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                            PAGE
-------  ---------------------                                                                            ----

Item 1.           Financial Statements (unaudited)

                  Consolidated Statements of Assets and Liabilities -
                  September 30, 2001 and December 31, 2000                                                 3

                  Consolidated Statements of Operations -
                  three months ended September 30, 2001 and September 30, 2000                             4

                  Consolidated Statements of Operations -
                  nine months ended September 30, 2001 and September 30, 2000                              5

                  Consolidated Statements of Changes in Net Assets (Liabilities) -
                  nine months ended September 30, 2001 and September 30, 2000                              6

                  Consolidated Statements of Cash Flows -
                  nine months ended September 30, 2001 and September 30, 2000                              7

                  Notes to Consolidated Financial Statements                                               8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                              15



PART II.   OTHER INFORMATION
--------   -----------------

Item 1.           Legal Proceedings                                                                       15



SIGNATURES                                                                                                16


                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)


                                                              September 30, 2001                   December 31, 2000
                                                              ------------------                   -----------------
ASSETS
Loans and investments (Note B)                                $        9,592,886                   $     12,559,951
Cash and cash equivalents                                              1,647,969                            684,244
Interest and dividends receivable, net of reserve
     of $-0- at September 30, 2001 and $48,868 at
     December 31, 2000                                                   176,608                            156,119
Deferred financing costs                                                 252,455                            284,780
Other receivables                                                          9,000                              7,290
                                                              ------------------                   ----------------
TOTAL ASSETS                                                          11,678,918                         13,692,384
                                                              ------------------                   ----------------


LIABILITIES
Accrued interest payable                                                  65,736                            257,385
Accounts payable and other accrued expenses                               35,675                             39,207
Due to affiliate                                                          39,594                            105,024
Deferred income                                                           23,564                             29,647
Distributions payable to shareholders                                  2,925,987                          2,295,259
Debentures (Note C)                                                    9,500,000                          9,500,000
                                                              ------------------                   ----------------
TOTAL LIABILITIES                                                     12,590,556                         12,226,522
                                                              ------------------                   ----------------


COMMITMENTS AND CONTINGENCIES


NET ASSETS (LIABILITIES) (equivalent to
($86.48) per share at September 30, 2001 and
$139.06 per share at December 31, 2000)                       $         (911,638)                  $      1,465,862
                                                              ==================                   ================


Net assets (liabilities) consist of:
Shares of beneficial interest (25,000 shares
     authorized; 10,541 shares issued
     and outstanding)                                         $        3,977,835                   $      4,818,783
Accumulated net realized losses                                       (1,930,000)                        (1,930,000)
Accumulated net unrealized losses                                     (2,959,473)                        (1,422,921)
                                                              ------------------                   ----------------
                                                              $         (911,638)                  $      1,465,862
                                                              ==================                   ================

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                 Three Months Ended
                                                                  September 30, 2001             September 30, 2000
                                                                  ------------------             ------------------
REVENUES:
     Interest income                                              $          213,993             $          196,836
     Dividend income                                                          46,750                         47,302
     Application, closing, and other fees                                      3,535                          3,861
                                                                  ------------------             ------------------
Total revenues                                                               264,278                        247,999
                                                                  ------------------             ------------------

EXPENSES:
     Management fees                                                          79,170                        130,438
     Administrative services                                                   9,600                          9,600
     Trustee fees                                                              2,000                         10,000
     Professional fees                                                        11,081                         18,923
     Interest expense                                                        202,487                        181,340
     Other general and administrative expenses                                19,060                         50,209
                                                                  ------------------             ------------------
Total expenses                                                               323,398                        400,510
                                                                  ------------------             ------------------

Net investment loss                                                         (59,120)                      (152,511)
Unrealized loss on investments                                           (1,157,731)                    (5,084,939)
                                                                  ------------------             ------------------

Net decrease in net assets                                        $      (1,216,851)             $      (5,237,450)
                                                                  ==================             ==================

Per beneficial share amounts:
Net decrease in net assets                                        $         (115.44)             $         (496.86)
                                                                  ==================             ==================

Weighted average shares                                                       10,541                         10,541
                                                                  ==================             ==================

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                 Nine Months Ended
                                                                  September 30, 2001             September 30, 2000
                                                                  ------------------             ------------------
REVENUES:
     Interest income                                              $          675,400             $          585,977
     Dividend income                                                          99,417                        200,014
     Application, closing, and other fees                                      8,340                         10,576
                                                                  ------------------             ------------------
Total revenues                                                               783,157                        796,567
                                                                  ------------------             ------------------

EXPENSES:
     Management fees                                                         244,125                        299,973
     Administrative services                                                  28,800                         28,800
     Trustee fees                                                             18,000                         26,000
     Professional fees                                                        43,547                         47,632
     Interest expense                                                        604,671                        480,761
     Other general and administrative expenses                                54,233                         94,790
                                                                  ------------------             ------------------
Total expenses                                                               993,376                        977,956
                                                                  ------------------             ------------------

Net investment loss                                                        (210,219)                      (181,389)
Unrealized gain (loss) on investments                                    (1,536,552)                        513,774
                                                                  ------------------             ------------------

Net increase (decrease) in net assets                             $      (1,746,771)             $          332,385
                                                                  ==================             ==================

Per beneficial share amounts:
Net increase (decrease) in net assets                             $         (165.71)             $            31.53
                                                                  ==================             ==================

Weighted average shares                                                       10,541                         10,541
                                                                  ==================             ==================

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
   CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES) (UNAUDITED)



                                                      Nine Months Ended                      Nine Months Ended
                                                     September 30, 2001                     September 30, 2000
                                                     ------------------                     ------------------

                                               Shares of                              Shares of
                                              Beneficial                             Beneficial
                                               Interest             Amount            Interest             Amount
                                               --------             ------            --------             ------

Net investment loss                                 ---     $     (210,219)                 ---    $      (181,389)

Unrealized gain (loss) on investments               ---         (1,536,552)                 ---             513,774

Distributions payable to shareholders               ---           (630,729)                 ---           (633,037)

Net assets at beginning of period                10,541           1,465,862              10,541           6,084,733
                                                 ------     ---------------              ------    ----------------

Net assets (liabilities) at end of period        10,541     $     (911,638)              10,541    $      5,784,081
                                                 ======     ===============              ======    ================


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Nine Months Ended
                                                                        September 30, 2001        September 30, 2000
                                                                        ------------------        ------------------
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                                   $       (1,746,771)       $          332,385
Adjustments to reconcile net increase (decrease) in net assets to net cash flows from operating activities:
Amortization                                                                        33,162                    30,103
Accretion of discount on debt securities                                           (69,487)                       -0-
Unrealized loss (gain) on investments                                            1,536,552                  (513,774)
Provision for possible losses                                                          922                    28,506
Changes in operating assets and liabilities
     Loans and investments, net                                                  1,500,000                (4,106,502)
     Interest and dividends receivable                                             (20,489)                   18,484
     Due from affiliate                                                                 -0-                     (926)
     Deferred financing costs                                                         (838)                       -0-
     Other receivables                                                              (2,632)                    2,461
     Other assets                                                                       -0-                   (4,327)
     Accrued interest payable                                                     (191,649)                  (17,206)
     Accounts payable and other accrued expenses                                    (3,532)                  (22,512)
     Due to affiliate                                                              (65,430)                     (185)
     Deferred income                                                                (6,083)                   20,008
                                                                        ------------------        ------------------
Net cash flows from operating activities                                           963,725                (4,233,485)
                                                                        ------------------        ------------------

FINANCING ACTIVITIES:
Deferred financing costs incurred                                                       -0-                  (90,000)
Proceeds from issuance of debentures                                                    -0-                3,600,000
                                                                        ------------------        ------------------
Net cash flows from financing activities                                                -0-                3,510,000
                                                                        ------------------        ------------------

NET INCREASE (DECREASE) IN CASH                                                    963,725                  (723,485)

CASH AT BEGINNING OF PERIOD                                                        684,244                 1,137,535
                                                                        ------------------        ------------------

CASH AT END OF PERIOD                                                   $        1,647,969        $          414,050
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                  $          796,320        $          497,967
Non-cash financing activities:
Distributions payable to shareholders                                              630,729                   633,037


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 financial statement presentation.

NOTE B -LOANS AND INVESTMENTS

                                                                                    SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                                                                    ------------------         -----------------
                                                                                  COST         VALUATION     COST       VALUATION
                                                                                 ----         ---------     ----       ---------
COMMUNICATIONS AND SOFTWARE:
MCLEODUSA, INC.
---------------
   38,877 shares of common stock                                               $  610,000   $   18,791   $  610,000  $   444,494


OBJECT SPACE, INC.
------------------
   108,108 shares of Series B convertible preferred stock                         404,800         --        404,800      200,000

EDMIN.COM, INC.
---------------
   200,000 shares of 9%, Series A cumulative convertible preferred stock and
     warrants to purchase 20,000 shares of common stock at $4.00 per share        728,000    1,295,000      728,000      728,000

CHEQUEMATE INTERNATIONAL, INC.
------------------------------
   371,823 shares of common stock                                                    --         14,873         --         92,956
   8% convertible note receivable due April, 2002                                  27,972      209,375         --        181,403
   Warrants to purchase 416,441 shares of common stock at $1.00 per share            --           --           --           --

CADAPULT GRAPHIC SYSTEMS, INC.
------------------------------
   100,000 shares of 11.5%, Series A convertible preferred stock, options to purchase 15,000 shares of common stock at $2.19-$3.13 per share, and
     warrants to purchase 323,000 shares of common stock at $4.50 per share       930,000      930,000      930,000      930,000

iBEAM BROADCASTING CORPORATION
------------------------------
   58,303 and 54,545 shares of common stock as of September 30, 2001
     and December 31, 2000, respectively (adjusted for a 1:10 reverse split)      486,372         --        486,372      577,259
                                                                                              ---------               ----------

TOTAL COMMUNICATIONS AND SOFTWARE (25.7% and 25.1% of total loans and
   investments as of September 30, 2001 and December 31, 2000, respectively)                   2,468,039               3,154,112
                                                                                              ----------              ----------

HEALTHCARE PRODUCTS AND SERVICES:
PHYSICIANS TOTAL CARE, INC.
---------------------------
   10% promissory note due September, 2004 and warrants to purchase
     350,000 shares of common stock for at $.035-5.00 per share                   807,795      400,000      807,795      400,000
   700 shares of common stock                                                       4,000         --          4,000         --
   Options to purchase 5,000 shares of common stock at $4.00 per share               --           --           --           --


                                                                                     SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                                                                     ------------------       -----------------
                                                                                     COST     VALUATION      COST     VALUATION
                                                                                     ----     ---------      ----     ---------
INTER-MED, INC.
---------------
   1,743.248 shares of common stock                                                650,000     650,000     650,000     650,000
   12% promissory notes due July, 2005-June, 2006                                  182,302     182,302     134,742     134,742
   Warrants to purchase 748.0551 and 561.0413 shares of common stock at
     September 30, 2001 and December 31, 2000, respectively, at $.01 per share      22,271      22,271      16,953      16,953

FUTUREMED INTERVENTIONAL, INC.
------------------------------
   13.5% promissory note due February, 2005                                        929,863     929,863     914,467     914,467
   Warrants to purchase 383,111 shares of common stock at $.01 per share           102,640     102,640     102,640     102,640
                                                                                             ---------               ---------

TOTAL HEALTHCARE PRODUCTS AND SERVICES (23.9% and 17.7% of total loans and
   investments as of September 30, 2001 and December 31,2000, respectively)                  2,287,076               2,218,802
                                                                                             ---------               ---------

MANUFACTURING:
CHILDS & Albert
---------------
   12.5% promissory note due October, 2005                                         742,352     742,352     731,543     731,543
   Warrants to purchase 833.334 shares of common stock at $10 per share             72,065      72,065      72,065      72,065

EASY SYSTEMS, INC.
------------------
   11% subordinated debenture due March, 2004 and warrants to purchase
     291,393 shares of stock at $2.10 per share                                    777,422     100,000     777,422     100,000
   142,857 shares of Series B preferred stock and warrants to purchase
     240,000 shares of common stock at $2.10 per share                             300,000        --       300,000        --

HICKLIN ENGINEERING, L.C
------------------------
   10% subordinated note due June, 2003                                            400,000     400,000     400,000     400,000
   Warrant for 6,857 membership interests at $.01 per share                           --          --          --          --
   12% subordinated note due through December, 2004                                 13,800      13,800      13,800      13,800

THE SCHEBLER COMPANY
--------------------
   13% promissory note due March, 2005                                             158,996     158,996     157,353     157,353
   Warrants to purchase 1.66% of common stock at $.01 per share                     11,504      11,504      11,504      11,504
   166,666 shares of 10% convertible cumulative preferred stock                    166,667     166,667     166,667     166,667
   166,666 shares of common stock                                                  166,667     166,667     166,667     166,667
                                                                                             ---------               ---------

TOTAL MANUFACTURING (19.1% and 14.5% of total loans and investments
   as of September 30, 2001 and December 31, 2000, respectively)                             1,832,051               1,819,599
                                                                                             ---------               ---------


                                                                                          SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                                                                          ------------------      -----------------
                                                                                         COST       VALUATION     COST     VALUATION
                                                                                         ----       ---------     ----     ---------
OTHER SERVICE INDUSTRIES:
BRISTOL RETAIL SOLUTIONS
------------------------
   500,000 shares of 12% cumulative convertible preferred stock                           --           --       820,083     820,083
   Warrants to purchase 464,979 shares of common stock at $.01 per share                  --           --       179,917     151,273

VOICEFLASH NETWORKS, INC
------------------------
   500,000 shares of 12% cumulative convertible preferred stock                        820,083       93,842        --          --
   Warrants to purchase 302,236 shares of common stock at $.01 per share               179,917       55,007        --          --
   Options to purchase 32,500 shares of common stock at $.61 per share                    --           --          --          --

INTERNATIONAL PACIFIC SEAFOODS, INC
-----------------------------------
   12% subordinated note due June 2003-June 2005 and warrants
     to purchase 1,501 shares of common stock for $.76 per share                     1,000,000    1,000,000   1,000,000   1,000,000

KINSETH HOSPITALITY COMPANY, INC
--------------------------------
   14% note due May, 2003                                                              250,000      250,000   2,000,000   2,000,000
   Warrants for 25% of the outstanding common stock at $0.01 per share                    --           --          --          --

PICKERMAN'S DEVELOPMENT COMPANY
-------------------------------
   12% promissory notes due April, 2005-March, 2006                                    544,022      544,022     353,476     353,476
   Warrants to purchase 2,406,250 shares and 1,043,294 shares of common stock at
     September 30, 2001 and December 31, 2000, respectively, at $0.01 per share         72,849       72,849      52,606      52,606

SERVECORE BUSINESS SOLUTIONS, INC
---------------------------------
   3,663 shares of common stock                                                        990,000      990,000     990,000     990,000
                                                                                                -----------             -----------

TOTAL OTHER SERVICE INDUSTRIES (31.3% AND 42.7% OF TOTAL LOANS AND INVESTMENTS
   as of September 30, 2001 and December 31, 2000, respectively)                                  3,005,720               5,367,438
                                                                                                -----------             -----------

TOTAL LOANS AND INVESTMENTS                                                                     $ 9,592,886             $12,559,951
                                                                                                ===========             ===========

NOTE C - DEBENTURES
The Trust has debentures payable to the SBA totalling $9,500,000 as of September 30, 2001. The debentures require the semiannual payment of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Debentures totalling $1,000,000, $6,575,000, $725,000, and $1,200,000 are to be paid in full on September, 2009, March, 2010, September, 2010, and March, 2011, respectively.

As of September 30, 2001, the SBIC has unused leverage commitments totalling $500,000 and will be required to pay a 2.5% leverage and underwriting fee totalling $12,500 that will be deducted pro rata as proceeds are drawn. Each issuance of debentures is conditioned upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA may also limit the amount that may be drawn each year. The SBA commitment expires September 30, 2004.

NOTE D - COMMITMENTS AND CONTINGENCIES
As of September 30, 2001, the Trust was in violation of the maximum capital impairment percentage permitted by the SBA and has not obtained a waiver from the SBA. The remedies available to the SBA include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, and declaring the Debentures immediately due and payable.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------
RESULTS OF OPERATIONS
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                          Three Months Ending         Nine Months Ending
                             September 30                 September 30
                           2001         2000            2001         2000
                           ----         ----            ----         ----
Portfolio investments   $210,484     $191,459        $664,241     $574,251
Money market               3,509        5,377          11,159       11,726
                        --------     --------        --------     --------
Interest income         $213,993     $196,836         675,400      585,977
                        ========     ========        ========     ========

Dividend income         $ 46,750     $ 47,302          99,417      200,014
                        ========     ========        ========     ========

Changes in interest and dividends earned on portfolio investments reflect the level of investment in interest and dividend earning securities. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. The decrease in dividend income is due to the discontinuation of dividends paid by certain portfolio companies.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $244,125 for the first nine months of 2001 and $299,973 the same period a year ago. The decrease in management fees is due to a decreased value in the portfolio of loans and investments. Management fees are paid quarterly to the Trust Advisor, in accordance with the management agreement.

Interest expense was first incurred by the Trust in 1999 when it issued debentures payable to the SBA through its wholly owned subsidiary, Berthel SBIC, LLC. The Trust has issued debentures totalling $9,500,000. The debentures require the semiannual payment of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Prepayment penalties are not applicable within five years of maturity. As of September 30, 2001, the Trust was in violation of the maximum capital impairment percentage permitted by the SBA and has not obtained a waiver from the SBA. The remedies available to the SBA include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, and declaring the Debentures immediately due and payable. Debentures totalling $1,000,000, $6,575,000, $725,000, and $1,200,000 are to be
paid in full on September, 2009, March, 2010, September, 2010, and March, 2011, respectively.

The change in unrealized gains and losses recognized is summarized in the following table:

                               Three Months Ending September 30                 Nine Months Ending September 30
                                    2001             2000                            2001             2000
                              ----------------------------------              ----------------- ----------------
     Bristol Retail Solutions  $         -0-     $    (35,620)                  $      28,644    $      28,549
     Chequemate International       (41,644)               -0-                       (78,083)              -0-
     EDmin.com, Inc.                     -0-               -0-                        567,000              -0-
     iBEAM Broadcasting
        Corporation                (232,722)       (4,822,617)                      (577,259)        2,581,739
     LIVEware5, Inc.                     -0-               -0-                            -0-          297,750
     McLeodUSA, Inc.               (148,119)         (226,702)                      (425,703)        (131,084)
     Object Space, Inc.                  -0-               -0-                      (200,000)              -0-
     VisionComm, Inc.                    -0-               -0-                            -0-      (1,350,000)
     Voiceflash Networks, Inc.     (735,246)               -0-                      (851,151)              -0-
     Webcasts.com, Inc.                  -0-               -0-                            -0-        (913,180)
                               -------------     -------------                  -------------    -------------
     Unrealized gain (loss)    $ (1,157,731)     $ (5,084,939)                  $ (1,536,552)    $     513,774
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

Webcasts.com, Inc. merged with iBEAM Broadcasting Corporation ("iBEAM") on April 30, 2000. The Trust received 54,545 shares (adjusted for a one-for ten reverse stock split) of iBEAM common stock and a 10% unsecured note, which was paid in full in 2000. As of September 30, 2001, the Trust owns 58,303 shares of iBEAM, as a result of receiving 3,758 shares in July, 2001 as part of the merger. The iBEAM common stock was subject to a lockup period through November, 2000 and is subject to Rule 144 of the Securities and Exchange Commission thereafter. iBEAM common stock is publicly traded. iBEAM filed for chapter 11 bankruptcy in October, 2001, and accordingly, the Trust valued its common stock in the company at zero as of September 30, 2001.

EDmin.com received an $3,000,000 investment from a strategic investor on March 13, 2001.

Another strategic investment was made in the third quarter of 2001 at the same pricing that was done in the March investment. The investment was in the form of Series B Preferred Stock and is subordinate to the Trust's Series A Preferred Stock. The increase in unrealized gain on EDmin.com is a result of the increased valuation resulting from the new strategic investment.

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

During February 2001, the Trust entered into an agreement with Kinseth Hospitality Company, Inc. ("Kinseth"), in which the Trust agreed to release its warrants to purchase 25% of Kinseth common shares at $0.01 per share in exchange for a lender's commitment to refinance the existing mortgage on certain Kinseth property. The Lender's commitment was received on April 3, 2001. The proceeds received from the lenders commitment must be used to pay off the outstanding debt and accrued interest to the Trust. Kinseth has paid $1,750,000, plus accrued interest, of the Trust's note to date. The note receivable balance is $250,000 as of September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents amounted to $1,647,969 at September 30, 2001 and $684,244 at December 31, 2000. Net cash from operating activities was a net source of cash of $963,725 for the nine months ending September 30, 2001, and a net use of cash of $4,233,485 for the same period in 2000. This change in cash flow is primarily due to the change in loans and investments. The Trust's primary source of cash is interest income and the primary uses of cash are interest expense and management fees. For the nine months ended September 30, 2001 the operating cash flow of $963,725 is primarily due to the Kinseth payoff, as discussed above.

The Trust intends to make quarterly distributions of all cash revenues to the extent cash is available for such distributions. The Trustees have declared no distributions to date in 2001. Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has earnings available for distribution, as defined by the SBA. At September 30, 2001, the SBIC's had a deficit of earnings available for distribution of $4,918,935. Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. Distributions payable of $2,925,987 have been accrued as of September 30, 2001.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------
The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at September 30, 2001 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of September 30, 2001, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At September 30, 2001, the amount at risk was $9,592,886 and consisted of the following:

                                         Cost           Valuation
                                     -----------      -----------
     Debt securities and loans       $ 5,834,524      $ 4,930,710
     Preferred stocks                  3,349,550        2,485,509
     Common stock                      2,907,039        1,840,331
     Warrants and options to
         purchase common stock           461,246          336,336
                                     -----------      -----------
     Total loans and investments     $12,552,359      $ 9,592,886
                                     ===========      ===========


                                     PART II
                                OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
        -----------------
None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
                                  (Registrant)



Date:    November 2, 2001         Ronald O. Brendengen/s/
         ----------------         ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer


Date:    November 2, 2001         Daniel P. Wegmann/s/
         ----------------         ----------------------------------------------
                                  Daniel P. Wegmann, Controller