Form 10-K405
period 2001-12-31
BERTHEL GROWTH & INCOME TRUST I
filed 2002-03-26
CIK 937969

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period from                to               .
                                           --------------    --------------

                         Commission File Number 33-89506
                                                --------

                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                  52-1915821
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                  701 Tama Street, Marion, Iowa           52302
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2002, 10,541 Shares of Beneficial Interest were issued and outstanding. Based on the book value as of December 31, 2001, the aggregate market value at March 1, 2002 was $0.

                            EXHIBIT INDEX AT PAGE 37

                         BERTHEL GROWTH & INCOME TRUST I
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                               PAGE
                                                 PART I

Item 1.         Business....................................................................     3
Item 2.         Properties..................................................................     4
Item 3.         Legal Proceedings...........................................................     4
Item 4.         Submission of Matters to a Vote of Shareholders.............................     4

                                                 PART II

Item 5.         Market for the Registrant's Common Equity
                and Related Shareholder Matters.............................................     4
Item 6.         Selected Financial Data.....................................................     5
Item 7.         Management's Discussion and Analysis
                of Financial Condition and Results of Operations............................     5
Item 7A.        Quantitative and Qualitative Disclosure About Market Risk...................    11
Item 8.         Financial Statements and Supplementary Data.................................    12
Item 9.         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure......................................    31

                                                 PART III

Item 10.        Directors and Executive Officers of the Registrant..........................    31
Item 11.        Executive Compensation......................................................    34
Item 12.        Security Ownership of Certain Beneficial Owners and Management..............    35
Item 13.        Certain Relationships and Related Transactions..............................    35

                                                 PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    35

SIGNATURES      ............................................................................    36

EXHIBIT INDEX   ............................................................................    37


                                     PART I

ITEM 1. BUSINESS
Berthel Growth & Income Trust I (the "Trust"), a Delaware business trust that has elected to be treated as a business development company under the Investment Company Act of 1940, was organized on February 10, 1995. The Trust's Registration Statement was declared effective June 21, 1995, at which time the Trust began offering Shares of Beneficial Interest ("shares"). The underwriting period was completed on June 21, 1997, with a total of $10,541,000 raised. The Trust's principal office is located at 701 Tama Street, Marion, Iowa 52302. The Trust is a closed-end management investment company intended as a long-term investment and not as a trading vehicle.

On May 4, 1998, Berthel SBIC, LLC (the "SBIC"), a wholly owned subsidiary of the Trust within the meaning of Section 2(a)(43) of the Investment Company Act of 1940, received a license to operate as a Small Business Investment Company from the Small Business Administration ("SBA"). The SBIC was formed in 1997. The Trust initially funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program. During 2001, the Trust contributed an additional $700,000 in capital to the SBIC. The Trust Advisor and Independent Trustees also serve as the Independent Managers of the SBIC. As used hereinafter, with respect to investment activities, the term "Trust" includes investment activities of the SBIC.

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

During the years ended December 31, 2001and 2000, the SBIC was in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the Small Business Administration advising that the SBIC must cure its default on the outstanding debentures prior to March 22, 2002. The remedies available to the SBA, in the event that the default is not cured, include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, and declaring the SBA debentures immediately due and payable. The assets and liabilities of the SBIC are $10,902,010 and $9,836,364, respectively. The actions taken by the SBA may impact the SBIC's ability to continue as a going concern. In its efforts to address these capital impairment issues, the Trust is attempting to raise capital through various institutional investors. The SBA has been supportive thus far with management in its capital-raising efforts and has given consideration of a reorganization of the SBIC if certain conditions are met, primarily the raising of $10,000,000 in new capital. No assurance can be given that management's capital-raising efforts will be successful.

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

                                                                     Number of Shares of
                                       Number of Shareholders        Beneficial Interest
    Title of Class                        at March 1, 2002             at March 1, 2002
    -------------------------------------------------------------------------------------
    Shares of Beneficial Interest               879                          10,541

The Trust accrued an underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the final closing. Shareholders were paid $250,000 in July 1996 and $493,897 in July 1997, leaving $522,791 of the underwriting return remaining to be paid. There remains to be paid $3,610, which represents interest earned by the Trust on the investor's funds held in escrow through the initial closing. Since the final closing, a priority return at 8% simple interest has been accrued. The earned priority return amounted to $445,899 in 1997, $843,280 in 1998, $843,279 in 1999, $845,590 in 2000, and $843,280 in 2001. Priority return distributions were $153,611 in 1997, $569,029 in 1998, $486,550 in 1999, and $0
in 2000 and 2001. Priority return distributions payable at December 31 of each year were $292,288, $566,539, $923,268, $1,768,858, and $2,612,138 for 1997,
1998, 1999, 2000, and 2001 respectively.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the

Independent Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2001. Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At December 31, 2001, the SBIC had a deficit of "earnings available for distribution" in the amount of $6,085,473 and, accordingly, no distributable cash.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 Year Ended December 31
                                       ----------------------------------------------------------------------------
                                     2001            2000               1999            1998              1997
-------------------------------------------------------------------------------------------------------------------
Total assets                   $  11,478,789     $  13,692,384    $   13,316,795    $  12,381,442    $    7,461,953
Debentures payable                 9,500,000         9,500,000         5,550,000               -0-               -0-
Net increase (decrease) in
 net assets resulting
 from operations                  (2,126,852)       (3,773,281)       (4,229,880)       5,444,032           167,229
Unrealized gain (loss)
 on investments                   (1,157,960)       (3,483,551)       (2,195,298)       5,255,928                -0-
Realized (loss) on investments      (486,372)               -0-       (1,930,000)              -0-               -0-
Net operational increase
 (decrease) in net assets
 per beneficial share                (201.77)          (357.96)          (401.28)          516.46             16.70
Distributions per beneficial share        -0-               -0-            46.16            53.98             64.67

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income for the past three years is summarized as follows:

                                            2001              2000             1999
                                            ----              ----             ----
         Portfolio investments          $     706,318     $     796,285    $     502,817
         Money market                          21,247            17,694           55,634
                                        -------------     -------------    -------------
         Interest income                $     727,565     $     813,979    $     558,451
                                        =============     =============    =============


Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. Money market interest reflects the level of money market funds and varies depending on uses of cash to purchase new investments and finance operations and sources of cash from loan payoffs.

Dividend income was $73,318 in 1999, $247,000 in 2000, and $158,667 in 2001,
reflecting dividends earned on preferred stock investments. The decrease in 2001 is due to a decrease in dividends from two portfolio companies. One company did not pay dividends in the first two quarters of 2001, but resumed paying dividends for the third and fourth quarters. The other company, Bristol Retail Solutions, merged with VoiceFlash Networks, Inc. and the Trust received preferred stock in VoiceFlash. However, no dividends have been paid on the VoiceFlash investment.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $318,357 in 1999, $404,960 in 2000, and

$314,313 in 2001. The decrease in 2001 is a result of the lower investment base. Management fees are paid quarterly to the Trust Advisor, in accordance with the management agreement.

Trustee fees were $32,000 in 2001, $34,000 in 2000, and $39,000 in 1999. As
compensation for services rendered to the Trust, each Independent Trustee is paid $1,000 per month plus $1,000 per board meeting attended, up to a maximum of $24,000 in meeting fees per year.

Professional fees were $73,897 in 2001, $65,663 in 2000, and $167,406 in 1999, and include legal and accounting expenses. A major component of legal fees in 1999 are amounts paid to pursue recovery of the Trust's investment in Soil Recovery Services ("SRS"). These costs were $82,960 in 1999. The attempts at recovery of the SRS loss terminated in 1999. The increase from 2000 to 2001 is due to an increase in legal fees relating to the possibility of restructuring the Trust resulting from the SBIC being in violation of the maximum capital impairment percentage permitted by the SBA.

Interest expense was first incurred by the Trust in 1999 when it issued debentures payable to the SBA through its wholly owned subsidiary-Berthel SBIC, LLC. Through December 31, 2001, the Trust has issued debentures totalling $9,500,000 ("Debentures"). The Debentures require the semiannual payment of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding Debentures balance. The Debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Prepayment penalties are not applicable within five years of maturity. Debentures totalling $1,000,000, $6,575,000, $725,000, and $1,200,000, are to be paid in full in September, 2009,
March, 2010, September, 2010, and March, 2011, respectively. During the years ended December 31, 2001 and 2000, the SBIC was in violation of the maximum capital impairment percentage permitted by the SBA, as described in item 1.

The changes in unrealized gains and losses and the realized gains and losses on investments recognized during the previous three years are summarized in the following table:

CHANGE IN UNREALIZED GAINS (LOSSES):

                                               2001            2000             1999
                                               ----            ----             ----
Soil Recovery System, Inc.                $         -0-    $        -0-     $ 1,000,000
McLeodUSA, Inc.                               (444,494)       (165,506)              -0-
LIVEware5, Inc.                                     -0-        297,750               -0-
Object Space, Inc.                            (200,000)       (200,000)              -0-
Physicians Total Care, Inc.                   (400,000)       (411,795)              -0-
Bristol Retail Solutions                        28,644         (28,644)              -0-
VoiceFlash Networks, Inc.                     (784,704)             -0-              -0-
Chequemate International                       136,848         274,359               -0-
VisionComm, Inc.                                    -0-     (1,450,000)      (1,358,478)
Easy Systems, Inc.                                  -0-       (977,422)              -0-
Kinseth Hospitality Co., Inc.                       -0-             -0-      (2,750,000)
EDmin.com                                      567,000              -0-              -0-
Futuremed Interventional, Inc.                 662,666              -0-              -0-
Pickerman's Development Company               (633,033)             -0-              -0-
iBEAM Broadcasting Corporation                 (90,887)         90,887               -0-
Webcasts.com, Inc.                                  -0-       (913,180)         913,180
                                          -------------    ------------     ------------
                                          $ (1,157,960)    $(3,483,551)     $(2,195,298)
                                          =============    ============     ============

REALIZED LOSSES:
                                             2001              2000             1999
                                             ----              ----             ----
iBEAM Broadcasting Corporation          $    (486,372)    $          -0-    $         -0-
Soil Recovery Systems, Inc.                        -0-               -0-      (1,000,000)
SunStar Healthcare, Inc.                           -0-               -0-        (930,000)
                                        --------------    --------------    -------------
                                        $    (486,372)    $          -0-    $ (1,930,000)
                                        ==============    ==============    =============


2001 GAINS AND LOSSES
McLeodUSA, a telecommunications company, is a public company whose stock suffered significantly in 2001. The Trust's carrying value of this investment is $0 at December 31, 2001. McLeodUSA filed for Chapter 11 bankruptcy in January, 2002 and trading has been halted on the stock pending a request for more information by the NASDAQ.

iBEAM filed for chapter 11 bankruptcy in October, 2001, and has sold substantially all of the assets to Williams Communications. Because of this, there appears to be little chance of recovery and the Trust valued its common stock in the company at zero as of December 31, 2001, resulting in a realized loss of $486,372. The unrealized loss is the reversal of unrealized gains in prior years.

Easy Systems filed for Chapter 11 bankruptcy in March, 2001. The Trust had written this investment down to $100,000 during 2000. The Trust continues to value this investment at $100,000 as of December 31, 2001 and anticipates that this investment will be converted entirely to common stock during 2002. Easy Systems emerged from bankruptcy during the first quarter of 2002.

EDmin.com received an $3,000,000 investment from a strategic investor on March 13, 2001. Another strategic investment was made in the third quarter of 2001 at the same pricing that was done in the March investment. These investments were in the form of Series B Preferred Stock and are subordinate to the Trust's Series A Preferred Stock. The unrealized gain on EDmin.com of $567,000 is a result of the increased valuation resulting from the new strategic investment, in accordance with SBA guidelines.

Futuremed Interventional, Inc. issued 625,000 preferred shares to a non-strategic investor during 2001 for $1,250,000. The new investor received nearly 10% of Futuremed's fully diluted shares on this transaction. The Trust received an increased number of warrants for Futuremed-from 3.33% of the company to 6% of the company. The Trust had an unrealized gain of $662,666 to reflect the increase in value of its warrants.

Chequemate International, Inc. acquired the Trust's equity position in VisionComm on December 30, 2000, in exchange for Chequemate common stock, a note receivable, and warrants. The note receivable and warrants were converted to common stock in the fourth quarter of 2001. Chequemate common stock is publicly traded. Valuation of the Chequemate investment is based upon actual market value less appropriate reserves to reflect restrictions on sales.

VoiceFlash Networks, Inc. acquired Bristol Retail Solutions in June, 2001. VoiceFlash Networks common stock is publicly traded. Valuation of the VoiceFlash Networks investment is based upon actual market value less appropriate reserves.

ObjectSpace is attempting to sell its consulting business. An outlook on the proceeds of a sale are too difficult to estimate at this time with the given market conditions. The unrealized loss reflects a reserve of the remaining value for this investment. The Trust also wrote its investments in Physicians Total Care, Inc. and Pickerman's Development Company down to zero at December 31, 2001. This is a result of these portfolio company's results of operations, cash flows, and lack of raising capital.

During February 2001, the Trust entered into an agreement with Kinseth Hospitality Company, Inc. ("Kinseth"), in which the Trust agreed to release its warrants to purchase 25% of Kinseth common shares at $0.01 per share in exchange for a lender's commitment to refinance the existing mortgage on certain Kinseth property. The Lender's commitment was received on April 3, 2001. The proceeds received from the lenders commitment must be used to pay off the outstanding debt and accrued interest to the Trust. Kinseth has paid $1,750,000, plus accrued interest, of the Trust's note to date. The note receivable balance is $250,000 as of December 31, 2001.

2000 GAINS AND LOSSES
During the year 2000, several investment valuations were adjusted as unrealized losses to reflect valuations based upon the portfolio company's financial condition and expected future operating results. These adjustments include reductions in the value of Object Space, Inc., Physicians Total Care, Inc., Easy Systems, Inc., and VisionComm, Inc.

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

1999 GAINS AND LOSSES
The unrealized loss on Soil Recovery Systems, Inc. was initially recognized in 1996. Following three years of efforts to recover the loss through litigation and claims on SRS's bankruptcy process, it was determined in 1999 that the loss should be recognized as realized. Other unrealized gains and losses are a result of valuing each portfolio security at fair value. The decreases in valuation in 1999 of warrants to purchase common stock, issued by Kinseth Hospitality Company, Inc. and VisionComm, Inc. reflect the Trustees' view of current operations and prospects for the future as compared to year-end December 31, 1998. The unrealized appreciation of warrants to purchase Webcasts.com common stock reflects a recent external transaction.

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

The Trust's new investments for the past three years are summarized by type of investment as follows:

                                      2001           2000            1999
                                      ----           ----            ----
Debt securities & loans            $   236,959    $ 2,646,115     $ 2,907,860
Preferred stock                             -0-     1,043,538       3,331,212
Common stocks and warrants              25,561      1,057,785       1,300,000
                                   -----------    -----------     -----------
                                   $   262,520    $ 4,747,438     $ 7,539,072
                                   ===========    ===========     ===========

Debt repayments for the past three years are as follows:

                                      2001           2000            1999
                                      ----           ----            ----
Debt repayments                    $ 1,750,000    $   509,120     $   700,000

INVESTMENT PORTFOLIO
The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that are in need of capital and that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust, through its Trust Advisor, directs its investment efforts to small and medium sized companies which, in the view of the Trust Advisor, provides opportunities for significant capital appreciation and prudent diversification of risk. The Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics. The Trust's investments at December 31, 2001, 2000, and 1999 are summarized by type of investment in the table below. The securities that were recognized as realized losses in 1999, Soil Recovery Systems, Inc. and SunStar Healthcare, Inc., are not included in the 1999 table.

                                                 December 31, 2001
                                                 -----------------
                                            Cost               Fair Value
                                        -------------        -------------
Debt securities and loans              $    5,833,110        $   3,787,709
Preferred stocks                            3,349,550            2,525,913
Warrants to purchase common stock             461,246              952,196
Common stocks                               2,420,667            2,217,874
                                       --------------        -------------
                                       $   12,064,573        $   9,483,692
                                       ==============        =============

                                                 December 31, 2000
                                                 -----------------
                                             Cost             Fair Value
                                        -------------        -------------
Debt securities and loans              $    7,290,598        $   6,386,784
Preferred stocks                            3,349,549            2,844,750
Warrants to purchase common stock             435,685              407,041
Common stocks                               2,907,039            2,921,376
                                       --------------        -------------
                                       $   13,982,871        $  12,559,951
                                       ==============        =============

                                                 December 31, 1999
                                                 -----------------
                                             Cost             Fair Value
                                        -------------        -------------
Debt securities and loans              $    5,307,860        $   5,307,860
Preferred stocks                            2,806,012            2,801,212
Warrants to purchase common stock                  -0-           2,363,180
Common stocks                               1,600,000            1,302,250
                                       --------------        -------------
                                       $    9,713,872        $  11,774,502
                                       ==============        =============

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

LIQUIDITY AND CAPITAL RESOURCES

                                                      Years Ending December 31
                                            ------------------------------------------
                                               2001          2000            1999
                                               ----          ----            ----
Major Cash Sources (Uses):
     Issuance of debentures                 $      ---   $  3,950,000    $  5,550,000
     Deferred financing costs incurred             ---        (98,751)       (238,750)
     Distributions                                 ---            ---        (486,550)
     Changes in loans and investments        1,487,478     (4,238,317)     (6,839,072)


Cash and cash equivalents amounted to $1,631,387, $684,244, and $1,137,535 as of December 31, 2001, 2000, and 1999, respectively. The net investing activities reflect the investments the Trust has made less repayments of notes receivable of $1,750,000 in 2001, $509,120 in 2000, and $700,000 in 1999. Net cash from operating activities was a net source of cash of $947,145 in 2001 compared to a net use of cash of $4,304,540 in 2000. This increase in cash flow is due to the net change in loans and investments in 2001 of $1,487,479.

Prior to 1999, the principal sources of liquidity and capital were the proceeds of sales of beneficial shares of the Trust combined with the results of investment operations. During 1999, the SBIC received commitments for SBA Leverage in the form of debentures in the amount of $10,000,000. The Trust paid a 1% commitment fee of $100,000 and leverage and underwriting fees totalling $138,750, which represent 2.5% of the debentures issued during 1999 and leverage and underwriting fees totalling $98,750 in 2000. As of December 31, 2001, unused SBA leverage commitments amounted to $500,000. This amount, however, is not available to draw upon at this time due to the capital impairment ratios of the SBIC. Each draw against SBA commitments is conditional upon the SBIC's credit worthiness and compliance with specific regulations, as determined by the SBA. The SBA may also limit the amounts that may be drawn each year.

During the years ended December 31, 2001and 2000, the SBIC was in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the Small Business Administration advising that the SBIC must cure its default on the outstanding debentures prior to March 22, 2002. The remedies available to the SBA, in the event that the default is not cured, include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, and declaring the SBA debentures immediately due and payable. The assets and liabilities of the SBIC are $10,902,010 and $9,836,364, respectively. The actions taken by the SBA may impact the SBIC's ability to continue as a going concern. In its efforts to address these capital impairment issues, the Trust is attempting to raise capital through various institutional investors. The SBA has been supportive thus far with management in its capital-raising efforts and has given consideration of a reorganization of the SBIC if certain conditions are met, primarily the raising of $10,000,000 in new capital. No assurance can be given that management's capital-raising efforts will be successful.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. The Independent Trustees must approve distributions. The Trustees declared no distributions during 2001. Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At December 31, 2001, the SBIC had a deficit of "earnings available for distribution" in the amount of $6,085,473 and, accordingly, no distributable cash.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Accrued underwriting and priority returns amounted to $3,138,539, $2,295,259, and $1,449,669 as of December 31, 2001, 2000, and 1999,
respectively. Distributions paid to beneficial owners of the Trust amounted to $0, $0, and $486,550 during the years 2001, 2000, and 1999, respectively.

The Trust plans to fund future operations with dividends and interest income on portfolio investments and the sale of certain investments. The Trust anticipates that cash flow from these sources will be sufficient meet its operating needs for at least the next twelve months.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at December 31, 2001 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of December 31, 2001, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees rely on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At December 31, 2001, the amount at risk was $9,483,692. The portfolio consisted of the following at December 31, 2001:

                                                  Cost            Fair Value
                                             -------------       ------------
Debt securities and loans                   $    5,833,110       $   3,787,709
Preferred stocks                                 3,349,550           2,525,913
Warrants to purchase common stock                  461,246             952,196
Common stocks                                    2,420,667           2,217,874
                                            --------------       -------------
                                            $   12,064,573       $   9,483,692
                                            ==============       =============


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and related information as of the years ended December 31, 2001, 2000 and 1999 are included in Item 8:

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

INDEPENDENT AUDITORS' REPORT


To the Independent Trustees and Shareholders of
Berthel Growth & Income Trust I

We have audited the accompanying consolidated statements of assets and liabilities of Berthel Growth & Income Trust I and subsidiary (the "Trust") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in net assets (liabilities), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2001 have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, Berthel SBIC, a wholly owned subsidiary of the Trust, is in default under the terms of its SBA debentures. This event raises substantial doubt about the Trust's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, loans and investment securities not readily marketable amounting to $9,498,336 as of December 31, 2001 have been valued at fair value, as determined by the Independent Trustees ("Trustees"). We have reviewed the procedures applied by the Trustees in valuing such investments and have inspected underlying documentation and, in the circumstances, we believe that the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Trustees' estimates of fair values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.


/s/ DELOITTE & TOUCHE LLP



March 15, 2001

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                              2001              2000
ASSETS:

  Loans and investments (Notes 2, 4, and 8)                               $  9,483,692      $ 12,559,951
  Cash and cash equivalents                                                  1,631,387           684,244
  Interest and dividends receivable, net of allowance for
    doubtful accounts of $11,056 in 2001 and $48,868 in 2000 (Note 2)          122,653           156,119
  Deferred financing costs                                                     239,426           284,780
  Other receivables                                                              1,631             7,290
                                                                          ------------      ------------
           Total assets                                                     11,748,789        13,692,384
                                                                          ------------      ------------
LIABILITIES:

  Accrued interest payable                                                     267,328           257,385
  Accounts payable and other accrued expenses                                   52,456            39,207
  Due to affiliate (Notes 3 and 4)                                               3,200           105,024
  Deferred income                                                               21,536            29,647
  Distributions payable to shareholders (Note 5)                             3,138,539         2,295,259
  Debentures (Note 6)                                                        9,500,000         9,500,000
                                                                          ------------      ------------
           Total liabilities                                                12,983,059        12,226,522
                                                                          ------------      ------------
NET ASSETS (LIABILITIES) (equivalent to ($142.71) per share
   in 2001, and $139.06 per share in 2000)                                $ (1,504,270)     $  1,465,862
                                                                          ============      ============

Net assets (liabilities) consist of:
  Shares of beneficial interest, net of syndication costs
    of $1,507,237, 25,000 shares authorized - 10,541 shares
    issued and outstanding in 2001 and 2000                               $  3,492,983      $  4,818,783
  Accumulated net realized losses                                           (2,416,372)       (1,930,000)
  Accumulated net unrealized losses                                         (2,580,881)       (1,422,921)
                                                                          ------------      ------------
                                                                          $ (1,504,270)     $  1,465,862
                                                                          ============      ============


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                    2001            2000             1999
REVENUES:
  Interest income                               $   727,564      $   813,979      $   558,451
  Dividend income                                   158,667          247,000           73,318
  Application, closing and other fees                10,368           13,354            4,000
                                                -----------      -----------      -----------
           Total revenues                           896,599        1,074,333          635,769
                                                -----------      -----------      -----------
EXPENSES:
  Management fees (Note 4)                          314,313          404,960          318,357
  Administrative services (Note 4)                   38,400           38,400           38,400
  Trustee fees                                       32,000           34,000           39,000
  Professional fees                                  73,898           65,663          167,406
  Interest expense (Notes 3 and 6)                  806,446          683,479           98,001
  Other general and administrative expenses         114,062          137,561           79,187
                                                -----------      -----------      -----------
           Total expenses                         1,379,119        1,364,063          740,351
                                                -----------      -----------      -----------

NET INVESTMENT LOSS                                (482,520)        (289,730)        (104,582)
                                                -----------      -----------      -----------
UNREALIZED LOSS ON INVESTMENTS (Note 2)          (1,157,960)      (3,483,551)      (2,195,298)

REALIZED LOSS ON INVESTMENTS (Note 2)              (486,372)               -       (1,930,000)
                                                -----------      -----------      -----------

NET LOSS ON INVESTMENTS                          (1,644,332)      (3,483,551)      (4,125,298)
                                                -----------      -----------      -----------
NET DECREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                      (2,126,852)      (3,773,281)      (4,229,880)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                    -                -          (33,817)
                                                -----------      -----------      -----------
NET DECREASE IN NET ASSETS                      $(2,126,852)     $(3,773,281)     $(4,263,697)
                                                ===========      ===========      ===========


See notes to consolidated financial statements.                      (Continued)

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF OPERATIONS (CONCLUDED)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                              2001             2000              1999
PER BENEFICIAL SHARE DATA:
  Investment income                                     $       85.06      $     101.92      $       60.31
  Expenses                                                    (130.84)          (129.40)            (70.24)
                                                        -------------      ------------      -------------

NET INVESTMENT LOSS                                            (45.78)           (27.48)             (9.93)
                                                        -------------      ------------      -------------
UNREALIZED LOSS ON INVESTMENTS                                (109.85)          (330.48)           (208.26)

REALIZED LOSS ON INVESTMENTS                                   (46.15)             -               (183.09)
                                                        -------------      ------------      -------------
NET LOSS ON INVESTMENTS                                       (156.00)          (330.48)           (391.35)
                                                        -------------      ------------      -------------
NET OPERATIONAL DECREASE
  IN NET ASSETS                                               (201.78)          (357.96)           (401.28)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                           -                 -                 (3.21)
                                                        -------------      ------------      -------------
NET DECREASE IN NET ASSETS                              $     (201.78)     $    (357.96)     $     (404.49)
                                                        =============      ============      =============
WEIGHTED AVERAGE SHARES                                        10,541            10,541             10,541
                                                        =============      ============      =============
PRO FORMA AMOUNTS APPLYING THE
  METHODOLOGY OF ORGANIZATION COSTS
  RETROACTIVELY:
    Net decrease in net assets                          $  (2,126,852)     $ (3,773,281)     $  (4,229,880)
    Net decrease in net assets per beneficial share     $     (201.76)     $    (357.96)     $     (401.28)



See notes to consolidated financial statements.

BERTHED GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                        SHARES OF BENEFICIAL INTEREST  UNDISTRIBUTED   ACCUMULATED     ACCUMULATED    TOTAL NET
                                        -----------------------------  NET INVESTMENT  NET REALIZED  NET UNREALIZED     ASSETS
                                         SHARES          AMOUNT        INCOME (LOSS)      LOSSES     GAINS (LOSSES) (LIABILITIES)
BALANCE AT JANUARY 1, 1999               10,541       $ 6,935,782              -                  -   $ 4,255,928      $ 11,191,710

  Net investment loss                                    (104,582)                                                         (104,582)
  Cumulative Effect of a Change in
  Accounting Principle                                    (33,817)                                                          (33,817)
  Unrealized loss on investments                                                                       (2,195,298)       (2,195,298)
  Realized loss on investments                                                         $ (1,930,000)                     (1,930,000)
  Distributions paid to shareholders
    ($46.16 per beneficial share)                        (486,550)                                                         (486,550)
  Distributions payable to shareholders
    ($33.84 per beneficial share)                        (356,730)                                                         (356,730)
                                        -------       -----------      ------------    ------------- -------------     -------------

BALANCE AT DECEMBER 31, 1999             10,541         5,954,103              -         (1,930,000)    2,060,630         6,084,733

  Net investment loss                                    (289,730)                                                         (289,730)
  Unrealized loss on investments                                                                       (3,483,551)       (3,483,551)
  Distributions payable to shareholders
    ($80.22 per beneficial share)                        (845,590)                                                         (845,590)
                                        -------       -----------      ------------    ------------- -------------     -------------

BALANCE AT DECEMBER 31, 2000             10,541         4,818,783              -         (1,930,000)   (1,422,921)        1,465,862

  Net investment loss                                    (482,520)                                                         (482,520)
  Unrealized loss on investments                                                                       (1,157,960)       (1,157,960)
  Realized loss on investments                                                             (486,372)                       (486,372)
  Distributions payable to shareholders
    ($80 per beneficial share)                -          (843,280)             -                  -             -          (843,280)
                                        -------       -----------      ------------    ------------- -------------     -------------

BALANCE AT DECEMBER 31, 2001             10,541       $ 3,492,983              -       $ (2,416,372) $ (2,580,881)     $ (1,504,270)
                                        =======       ===========      ============    ============= =============     =============

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                      2001               2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net decrease in net assets                                                      $(2,126,852)       $(3,773,281)       $(4,263,697)
  Adjustments to reconcile net increase (decrease) in net
     assets to net cash flows from operating activities:
    Amortization of deferred financing costs                                           45,356             41,095             12,708
    Accretion of discount on debt securities                                          (55,553)           (30,683)                 -
    Provision for losses on interest and dividends receivable                          11,056             48,868                  -
    Unrealized loss on investments                                                  1,157,960          3,483,551          2,195,298
    Realized loss on investments                                                      486,372                  -          1,930,000
    Cumulative effect of a change in accounting principle                                   -                  -             33,817
    Changes in operating assets and liabilities:
      Loans and investments                                                         1,487,478         (4,238,317)        (6,839,072)
      Interest and dividends receivable                                                22,410            (36,639)          (132,966)
      Deferred financing costs                                                              -             (1,082)                 -
      Other receivables                                                                 5,659              3,078             22,031
      Accrued interest payable                                                          9,943            184,112             73,273
      Accounts payable and other accrued expenses                                      13,249            (20,125)            35,766
      Due to affiliate                                                               (101,824)            16,903             16,561
      Deferred income                                                                  (8,111)            17,980             10,000
                                                                                  -----------        -----------        -----------
           Net cash flows from operating activities                                   947,143         (4,304,540)        (6,906,281)
                                                                                  -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution payments to shareholders                                                     -                  -           (486,550)
  Deferred financing costs incurred                                                         -            (98,751)          (238,750)
  Proceeds from issuance of debentures                                                      -          3,950,000          5,550,000
                                                                                  -----------        -----------        -----------
           Net cash flows from financing activities                                         -          3,851,249          4,824,700
                                                                                  -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                                947,143           (453,291)        (2,081,581)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                              684,244          1,137,535          3,219,116
                                                                                  -----------        -----------        -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                                $ 1,631,387        $   684,244        $ 1,137,535
                                                                                  ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid for interest                                                          $   796,503        $   499,367        $    18,128
  Noncash financing activities - Distributions payable
    to shareholders                                                                   843,282            845,590            356,730

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS- Berthel Growth & Income Trust I (the "Trust") is registered under the Investment Company Act of 1940, as amended, as a non-diversified, closed-end management investment company electing status as a business development company. The Trust was formed on February 10, 1995 under the laws of the State of Delaware and received approval from the Securities and Exchange Commission to begin offering shares of beneficial interest (the "Shares") effective June 21, 1995. The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities to be purchased will consist primarily of subordinated debt, common stock or preferred stock, combined with equity participation in common stock or rights to acquire common stock. The Trust offered a minimum of 1,500 Shares and a maximum of 50,000 Shares at an offering price of $1,000 per Share. The minimum offering of 1,500 Shares sold was reached on August 30, 1995. The offering period expired June 21, 1997.

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

      During the years ended December 31, 2001 and 2000, the SBIC was in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the Small Business Administration advising that the SBIC must cure its default on the outstanding debentures prior to March 22, 2002. In the event that the impairment is not cured by that date, the SBA may transfer the SBIC to the Office of Liquidation. The other remedies available to the SBA, in the event that the default is not cured, include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, and declaring the SBA debentures immediately due and payable. The assets and liabilities of the SBIC are $10,902,010 and $9,836,364, respectively. These factors indicate that the SBIC may not be able to continue as a going concern for a reasonable period of time. Management's plans to sustain operations are discussed below.

      In 2001, the Trust received a term sheet from a new institutional investor in the amount of $5 million, however, the financing is pending the Trust raising an additional $5 million from other sources. No other firm offers have been received by the Trust. Management intends to continue capital raising efforts through institutional investors. The ability of the Trust to raise the necessary capital may affect the Trust's ability to continue as a going concern.

      CONSOLIDATION - The consolidated financial statements include the accounts of the Trust and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

      USE OF ESTIMATES - The preparation of the Trust's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the valuation by the Trustees of not readily marketable securities and allowance for doubtful accounts.

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

      CHANGE IN ACCOUNTING PRINCIPLES - Prior to fiscal year 2001, investments in money market securities were classified as temporary investment in money market securities. Effective January 1, 2001, the Trust adopted a change in accounting principle and considers all highly liquid investments with a maturity of three months or less not held for long-term investment purposes to be cash equivalents, in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Prior year amounts have been restated to reflect the change in accounting principle.

      RECLASSIFICATIONS - Certain amounts in the prior year 2000 financial statements have been reclassified for reporting purposes for the year ended December 31, 2001.

2.    LOANS AND INVESTMENTS

                                                                                                                     VALUATION
                                                                                                               --------------------
COMPANY                                                                  SECURITY                                2001        2000
-------                                                                  --------                              --------------------
Communications and Software:

Chequemate International, Inc.                      371,823 shares of common stock, $80,313 unrealized gain
  Cable television & hotel programming industry      recognized during 2001 based on recent market transactions
                                                     and $92,956 unrealized gain recognized in 2000, cost $0*   $  80,313 $   92,956

                                                    8% convertible note receivable, principal and interest due
                                                     April 30, 2002, $416,441 principal balance as of December
                                                     31, 2000, $181,403 unrealized gain recognized during 2000
                                                     based on operating results, 2000 cost $0*                          -    181,403

                                                    Warrants to purchase 416,441 shares of common stock at $1
                                                     per share expiring April 2002, 2000, cost $0*                      -          -

                                                    1,531,911 shares of common stock received in exchange for
                                                     surrender of warrants and convertible note during 2001,
                                                     unrealized gain of $330,893 due to market conditions, cost
                                                     $0*                                                          330,893

McLeod USA, Inc.                                    38,877 shares of common stock, $444,494 unrealized loss
   Telecommunications industry                       recognized during 2001 due to bankruptcy and $165,506
                                                     unrealized loss recognized in 2000, cost $610,000*                 -    444,494

Object Space, Inc.                                  108,108 shares of Series B Subordinated Convertible
  Provider of information technology services        Preferred Stock with put options beginning January 2003,
  and software products                              and $200,000 unrealized loss incurred during 2001 based on operating results and $204,799 unrealized loss recognized
                                                     in 2000 , cost $404,799*                                           -    200,000

EDmin.com, Inc.                                     200,000 shares of 9% Cumulative Redeemable Convertible
  Provider of internet-based software products,      Series A Preferred Stock, with call options beginning May
  technology planning and systems integration        2004, unrealized gain of $522,000 recognized in 2001 based
  to educational institutions                        on subsequent equity financing, cost $728,000              1,250,000    728,000

                                                    Warrant to purchase 20,000 common shares at $4 per share
                                                     expiring December 2004, unrealized gain of $45,000
                                                     recognized in 2001 based on subsequent equity financing,
                                                     cost $0*                                                      45,000          -

Cadapult Graphic Systems, Inc.                      100,000 shares of 11.5% Series A Cumulative Convertible
  Provider of computer graphic systems,              Preferred Stock with call options, cost $930,000             930,000    930,000
  peripherals, supplies and services to visual
  communicators and graphics professionals          *Warrant to purchase 333,000 common shares at prices ranging from $3.125 to $4.50 per share, expiring October 2004 through
                                                     December 2004, 1999 cost $0                                        -          -

                                                    Options to purchase 5,000 shares of common stock at $2.19
                                                     per share, expiring July 2010, 2000 cost $0*                       -          -

iBEAM Broadcasting Corporation                      545,442 shares of common stock, $822,293 unrealized loss
  Internet provider of streaming media               recognized in 2000 due to market conditions, and $486,372
  (formerly investment in Webcast.com)               realized loss incurred during 2001 due to bankruptcy, 2000
                                                     cost $486,372, 2001 cost $0*                                       -    577,259
                                                                                                                --------- ----------
Total Communications and Software (28% and 25.1% of total loans and investments as of December 31, 2001
and 2000, respectively)                                                                                         2,636,206  3,154,112
                                                                                                                --------- ----------

                                                                                                                     VALUATION
                                                                                                               --------------------
COMPANY                                                                  SECURITY                                2001        2000
-------                                                                  --------                              --------------------
HEALTHCARE PRODUCTS & SERVICES

Physicians Total Care, Inc.                         10% uncollateralized note due September 2004, interest
  Provider of prescription medication systems        payments beginning October 2000, $57,795 deferred interest
  to physicians' offices for point-of-care           capitalized to the principal balance in 2000, $400,000
  dispensing to patients                             unrealized loss incurred during 2001 based on operating
                                                     results and $407,795 unrealized loss in 2000,cost
                                                     $807,795*                                                         -     400,000

                                                    Warrants to purchase 350,000 common shares at $.035 to $5
                                                     per share (upon the occurrence of a specified event,
                                                     210,000 shares have an exercise price of $1 per share),
                                                     expiring September 2006 with put options beginning October
                                                     2004 and terminating upon the occurrence of a specified
                                                     event, cost $0*                                                   -           -

                                                    700 shares of common stock, $4,000 unrealized loss
                                                     incurred during 2000 based on operating results, cost $4,000*     -           -

                                                    Options to purchase 5,000 shares of common stock at an
                                                     exercise price of $4 per share, expired June 2001, 2000
                                                     cost $0*                                                          -           -

SunStar HealthCare, Inc.                            100,000 10% Convertible Redeemable Series A Preferred
  Provider of managed healthcare services in         Stock with warrants to purchase 120,000 common shares at
  the State of Florida through its licensed          $4 to $5 per share expiring April 2004, $930,000 realized
  HMO subsidiary, SunStar Health Plan, Inc.          loss incurred during 1999, 1999 cost $930,000                     -           -

Inter-Med, Inc.                                     1,743.248 common shares with put options beginning May
  Manufacturer and importer of products for          2006 and call options beginning May 2007, both expiring
    the U.S. dental market                           upon the occurrence of a specified event, cost $650,000*
                                                                                                                 650,000     650,000
                                                    12% promissory note $150,000 due July 2005, $50,000 due
                                                     July 2006, 2000 cost $134,742, 2001 cost $183,416           183,416     134,742

                                                    Warrants to purchase 748.0551 (561.0413 in 2000) shares of common stock at $.01 per share expiring May 2009 - July
                                                     2010, 2000 cost $16,953, 2001 cost $22,271*                  22,271      16,953

Futuremed Interventional, Inc.                      13.5% secured promisory note due February 2005, 2000 cost
  Medical device manufacturer                        $934,995                                                    934,995     914,467

                                                    Warrants to purchase 383,111 shares of common stock at
                                                     $.01 per share expiring February 2007 with put options
                                                     beginning February 2005 or upon the occurrence of a
                                                     specified event, unrealized gain of $662,666 in 2001 due
                                                     to subsequent equity financing, cost $102,640*              765,306     102,640
                                                                                                              ----------  ----------
TOTAL HEALTHCARE PRODUCTS & SERVICES (26.9%  AND 17.7% OF TOTAL LOANS AND INVESTMENTS AS OF DECEMBER 31, 2001
AND 2000, RESPECTIVELY)                                                                                        2,555,988   2,218,802
                                                                                                              ----------  ----------

                                                                                                                     VALUATION
                                                                                                               --------------------
COMPANY                                                                  SECURITY                                2001        2000
-------                                                                  --------                              --------------------

MANUFACTURING

Hicklin Engineering, L.C.                           10% secured subordinated note due June 2003, cost $400,000   400,000     400,000
  Designs, manufactures and distributes drive
  train component test equipment and dynometer      Warrant to purchase 6,857 membership interests at $.01 per
  systems                                            share expiring May 2006 with put options beginning June
                                                     2003, cost $0*                                                    -           -

                                                    12% unsecured subordinated note, principal due January
                                                     2001 through December 2004, cost $13,800                     13,800      13,800

Easy Systems, Inc.                                  11% unsecured subordinated debenture due March 2004 with
  Provides control systems and proprietary           interest payments beginning March 2000 and $77,422,
  software primarily for the agricultural            deferred interest capitalized to the principal balance
  industry                                           during 2000, $677,422 unrealized loss incurred during 2000
                                                     based on operating results, 2000 cost $777,422*             100,000     100,000

                                                    Warrants to purchase 531,393 shares of common stock at
                                                     $2.10 per share with put options beginning 2004 and
                                                     expiring February 2009 or earlier upon the occurrence of a
                                                     specified event, cost $0*                                         -           -

                                                    142,857 shares of Series B Cumulative Redeemable Preferred
                                                     Stock, $300,000 unrealized loss incurred during 2000 based
                                                     on operating results, cost $300,000*                              -           -

The Schebler Company                                13% subordinated note due March 2005, 2001 cost $159,544,
  Manufacturer of industrial equipment               2000 cost $157,353                                          159,544     157,353

                                                    Warrants to purchase 1.66% of common shares at $.01 per
                                                     share, with put options beginning January 2007 and ending
                                                     January 2022 or upon the occurrence of a specified event,
                                                     cost $11,504*                                                11,504     11,504

                                                    166,666 shares of 10% convertible cumulative preferred
                                                     stock, with put options beginning January 2007 and ending
                                                     January 2022 or upon the occurrence of a specified event,
                                                     cost $166,667                                               166,667     166,667

                                                    166,666 shares of common stock, with put options beginning
                                                     January 2007 and ending January 2022 or upon the
                                                     occurrence of a specified event, cost $166,667*             166,667     166,667

Childs & Albert                                     12.5% promissory note due October 2005, 2001 cost $745,955,
  Racing engine component manufacturer               2000 cost $781,541                                          745,955     731,543

                                                    Warrants to purchase 833.334 shares of common stock at $10 per share expiring September 2010 with put and call
                                                     options beginning September 2005 and ending September
                                                     2008, subject to the occurrence of specified events, cost
                                                     $72,065                                                      72,065      72,065
                                                                                                              ----------- ----------
TOTAL MANUFACTURING (19.3% AND 14.5% OF TOTAL LOANS AND INVESTMENTS AS OF DECEMBER 31, 2001 AND 2000,
RESPECTIVELY)                                                                                                  1,836,202   1,819,599
                                                                                                              ----------- ----------

                                                                                                                     VALUATION
                                                                                                               --------------------
COMPANY                                                                  SECURITY                                2001        2000
-------                                                                  --------                              --------------------
OTHER SERVICE INDUSTRIES

Kinseth Hospitality Company, Inc.                   14% secured note receivable due May 2003, 2000 cost
   Hotel and restaurant industries                   $2,000,000,                                                 250,000   2,000,000

                                                    $1,750,000 repaid during 2001, 2001 cost $250,000 Warrant
                                                     to purchase 25% of common shares at $.01 per share
                                                     expiring during 2002 with put options beginning May 2003
                                                     or earlier if certain conditions are met and call options
                                                     beginning 2004, cost $0, released as part of refinancing
                                                     during 2001*                                                      -           -

ServeCore Business Solutions, Inc.                  3,663 shares of common stock with put options exercisable
  Provider of copiers and ancillary equipment        October 2004 through October 2006 or upon the occurrence of
  in the commercial office market                    a specified event, cost $990,000*                           990,000     990,000

International Pacific Seafoods, Inc.                12% subordinated note due June 2003 through June 2005,
  Provider of seafood and supplemental products      cost $1,000,000                                           1,000,000   1,000,000
  to wholesale, retail and food service industry
                                                    Warrant to purchase 1,501 common shares at $.76 per share
                                                     expiring June 2006, exercisable upon the occurrence of
                                                     certain events with put options exercisable June 2005
                                                     through June 2006, cost $0*                                       -           -

Pickerman's Development Company                     12% promissory notes due April 2005 through March 2006,
  Food-service franchise development company         unrealized loss of $547,663 in 2001 due to operating
                                                     performance, cost $547,663                                        -     353,476

                                                    12% promissory note due on demand, unrealized loss of
                                                     $12,520 due to operating performance, cost $12,520                -

                                                    Warrants to purchase 1,829,350 (1,043,294 in 2000) shares
                                                     of common stock at $.01 per share expiring April 2010
                                                     through March 2011 with put options beginning April 2006
                                                     and call options beginning April 2005, both terminating
                                                     upon the occurrence of a specified event, unrealized loss
                                                     in 2001 due to operating performance, 2000 cost $52,606,
                                                     2001 cost, $72,849*                                               -      52,606

                                                                                                                     VALUATION
                                                                                                               --------------------
COMPANY                                                                  SECURITY                                2001        2000
-------                                                                  --------                              --------------------
Bristol Retail Solutions                            500,000 shares of 12% Series C cumulative convertible
  Provider of retail automation products and          preferred stock, with put options beginning January 2005
  services                                            and ending January 2007 or upon the occurrence of a
                                                      specified event, 2000 cost $820,083                              -     820,083

(Currently investment in VoiceFlash Networks, Inc.) Warrants to purchase 464,979 shares of common stock at
                                                      $.01 per share expiring January 2005, $28,644 unrealized
                                                      loss incurred during 2000 due to recent market
                                                      transactions, 2000 cost $179,917.* During 2001, the
                                                      Trust's investment was converted into an investment in
                                                      VoiceFlash Networks, Inc. (see below)                            -     151,273

VoiceFlash Networks, Inc.                           500,000 shares of 12% Series C cumulative convertible
(formerly Bristol Retail Solutions)                   preferred stock, with put options beginning January 2005
  Provider of retail automation products and          and ending January 2007 or upon the occurrence of a
  services                                            specified event, unrealized loss of $685,837 recognized in
                                                      2001 due to operating performance                          134,246           -

                                                    Warrants to purchase 306,236 shares of common stock at
                                                      $0.01 per share, unrealized loss of $98,867 recognized in
                                                      2001 due to operating performance, 2001 cost $151,273       81,050           -

                                                    Options to purchase 32,500 shares of common stock at $.61
                                                      per share expiring June 2010, cost $0                            -           -

Soil Recovery Services, Inc.                        15% convertible subordinated debenture, bankruptcy
  Environmental remediation                           commenced during 1996, $1,000,000 unrealized loss incurred during 1996, $1,000,000 realized loss incurred during
                                                      1999, 1999 cost $1,000,000                                       -           -
                                                                                                              ---------- -----------

TOTAL OTHER (25.8% AND 42.7% OF TOTAL LOANS AND INVESTMENTS AS OF DECEMBER 31, 2001 AND 2000, RESPECTIVELY)    2,455,296   5,367,438
                                                                                                              ---------- -----------

TOTAL LOANS AND INVESTMENTS                                                                                   $9,483,692 $12,559,951
                                                                                                              ========== ===========


*  Non-income producing investment

      As of December 31, 2000, Easy Systems, Inc. and Physicians Total Care, Inc. were in default of interest payments owed to the Trust. The Trust established an allowance for doubtful accounts during the year ended December 31, 2000, to fully reserve for the interest receivable due to the Trust from Easy Systems, Inc. and Physicians Total Care, Inc. totaling $48,868. Beginning June 2000, the Trust discontinued the accrual of interest receivable due to the Trust from Easy Systems, Inc. Interest owed to the Trust from Easy Systems during the period June 2000 through December 31, 2000 totaled $42,759. No interest receivable was accrued on the investments for the year ended December 31, 2001.

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

      During the year ended December 31, 1999, Kinseth Hospitality Company, Inc. and VisionComm, Inc.(now Chequemate, Inc.) were in violation of certain debt covenants. The Trust gave waivers to both companies during the year ended December 31, 2000.

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

3.    DUE TO AFFILIATES

      Due to affiliates comprises the following as of December 31, 2001 and 2000:

                                                              2001        2000

        Accrued management and administrative fees           $3,200     $ 42,419
        10% demand note payable to Trust Advisor                  -       60,500
        Miscellaneous                                             -        2,105
                                                             ------     --------
                                                             $3,200     $105,024
                                                             ======     ========

4.    RELATED PARTY TRANSACTIONS

      The Trust has entered into a management agreement with the Trust Advisor that provides for incentive compensation to the Trust Advisor based on the capital appreciation of the Trust's investments. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the combined temporary investment in money market securities and loans and investments of the Trust. The management fee is paid quarterly, in arrears, and is determined by reference to the value of the assets of the Trust as of the first day of that quarter. Management fees incurred during the years ended December 31, 2001, 2000 and 1999 relating to this agreement aggregated $314,313, $404,960 and $318,357, respectively.

      In addition, the Trust pays a fee for administration of shareholder accounts and other administrative services. During each of the years ended December 31, 2001, 2000 and 1999, administrative fees totaling $38,400 were paid to the Trust Advisor.

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

      The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within sixty days of the end of each quarter. SBA regulations govern the amount of the SBIC's income available for distributions. At December 31, 2001 and 2000, no amounts were available for distribution within the SBIC under the SBA regulations.

      The distributions payable balance comprises the following:

                                          UNDERWRITING   PRIORITY
                                             RETURN       RETURN        TOTAL

         Balance at December 31, 1999       $526,401    $  923,268    $1,449,669

           Distributions earned                    -       845,590       845,590
                                            --------    ----------    ----------
         Balance at December 31, 2000        526,401     1,768,858     2,295,259

           Distributions earned                    -       843,280       843,280
                                            --------    ----------    ----------
         Balance at December 31, 2001       $526,401    $2,612,138    $3,138,539
                                            ========    ==========    ==========

6.    DEBENTURES

      The SBIC issued debentures payable to the SBA totaling $3,950,000 during the year ended December 31, 2000. No debentures were issued in 2001. The debentures require the semiannual payment of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Debentures totaling $1,000,000, $6,575,000, $725,000 and $1,200,000 and are to be paid in full during September 2009, March 2010, September 2010, and March 2011, respectively.

      As of December 31, 2001, the SBIC has unused leverage commitments totaling $500,000 and will be required to pay a 2.5% leverage and underwriting fee totaling $12,500, which will be deducted pro rata as proceeds are drawn. Each issuance of debentures is conditioned upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA may also limit the amount that may be drawn each year. The SBA commitment expires September 30, 2004.

7.    FEDERAL INCOME TAXES

      The Trust has received an opinion from counsel that it will be treated as a partnership for federal income tax purposes. As such, under present income tax laws, no income taxes will be reflected in these financial statements as taxable income or loss of the Trust is included in the income tax returns of the investors.

8.    FINANCIAL HIGHLIGHT INFORMATION

      In accordance with newly issued financial reporting requirements applicable to all investment companies including funds that are exempt from registration requirements, the Trust was required to disclose certain financial highlight information.

      Due to the net liability position of the Trust at December 31, 2001, the negative ratios do not represent meaningful data and will, therefore, be excluded from disclosure in the footnotes.

9.    SUBSEQUENT EVENT

      Subsequent to December 31, 2001, McLeod USA, Inc., an investment of the Trust, declared bankruptcy under Chapter 11. Subsequent to their filing, shares of McLeod USA, Inc. ceased trading on the NASDAQ exchange. The effects of this event have been reflected in the financial statements and related footnotes as of December 31, 2001.

10.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                2001 QUARTERS
                                            ---------------------------------------------------------------------------------------
                                                FIRST             SECOND             THIRD             FOURTH              2001
Total revenues                              $   268,221        $   250,658        $   264,278        $    86,442        $   869,599
Net investment loss                             (68,570)           (82,529)           (59,120)          (272,301)          (482,520)
Unrealized gain (loss)
  on investments                                176,662           (555,483)        (1,157,731)           378,592         (1,157,960)
Realized gain (loss)
  on investments                                                                                        (486,372)          (486,372)
Net increase (decrease)
  in net assets                                 108,092           (638,012)        (1,216,851)          (380,081)        (2,126,852)
Increase (decrease) in
  net assets per
  beneficial share                                10.25             (60.53)           (115.44)            (36.07)           (201.78)

                                                                                2000 QUARTERS
                                            ---------------------------------------------------------------------------------------
                                                FIRST             SECOND             THIRD             FOURTH              2001
Total revenues                              $   254,391        $   294,176        $   247,999        $   277,767        $ 1,074,333
Net investment loss                              (5,533)           (23,346)          (152,511)          (108,340)          (289,730)
Unrealized gain (loss)
  on investments                                297,750          5,300,963         (5,084,939)        (3,997,325)        (3,483,551)
Net increase (decrease)
  in net assets                                 292,217          5,277,617         (5,237,450)        (4,105,665)        (3,773,281)
Increase (decrease) in
  net assets per
  beneficial share                                27.72             500.68            (496.86)           (389.50)           (357.96)

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

     Henry T. Madden (age 72) - Mr. Madden is an Independent Trustee of the Trust. He was awarded a B.S.M.E. from the University of Notre Dame in 1951 and an M.B.A. from the University of Pittsburgh in 1966. He began his career as an Industrial Engineer, then Quality Control Manager in Technical Ceramics for 3M Company in Chattanooga, Tennessee. He became Manager of Production Engineering, then Manager for a 1,500 employee, $50 million in sales Allis-Chalmers Plant, manufacturing power and distribution transformers in Pittsburgh, Pennsylvania. In 1966, he became General Plant Manager of the Allis-Chalmers, Cedar Rapids, Iowa Plant manufacturing construction machinery. In 1969, Mr. Madden became Division Manager for Hydraulic Truck Cranes for Harnischfeger Corporation. In 1975 Mr. Madden became President, Harnischfeger GMBH in Dortmund, West Germany, a joint venture with August Thyssen A.G. of West Germany, manufacturing truck cranes, creating a 100 million deutsche mark business. He also served as Managing Director for Harnischfeger International Corporation for Europe, East Europe, and North and West Africa, responsible for all product sales in those areas. In 1981, Mr. Madden became a consultant to and assumed the responsibilities of General Manager of Oak Hill Engineering Inc., in Cedar Rapids, Iowa, a manufacturer of wire harnesses. In 1983, he started a company, Enertrac Inc., designing, manufacturing and marketing communications systems. Mr. Madden financed Enertrac Inc. through an initial public offering and merged it into another company in 1986. Mr. Madden organized the Institute for Entrepreneurial Management in the University of Iowa College of Business Administration in 1986, advising potential and new entrepreneurs and teaching courses on entrepreneurship in the MBA program. He also teaches courses in Corporate Strategy in the Executive MBA and MBA programs. Mr. Madden has been consulting with developmental stage companies since 1981.

     Mary Quass (age 52) - Ms. Quass was elected as an Independent Trustee, effective February 5, 1999. She received a BA Degree from the University of Northern Iowa in 1972. In 1981, she was appointed General Sales Manager of KSO and later in 1982 became Vice President and General Manager of KHAK AM/FM. In 1988, Ms. Quass formed Quass Broadcasting Company, Inc., which merged with CapStar Broadcasting Partners to form Central Star Communications, Inc. in 1998. She held the position of President of Quass Broadcasting until 1998. Quass Broadcasting, Inc. and Central Star Communications, Inc. are primarily involved in the ownership and management of AM and FM radio stations. Currently, she is the President and Chief Executive Officer of Quass Enterprises. Ms. Quass served as President and Chief Executive Officer of Central Star Communications from 1998 through 1999 when the company was sold.

Executive Officers and Directors of the Trust Advisor:

     Thomas J. Berthel (age 50) - Mr. Berthel was elected President of the Trust Advisor in August, 2001, and also serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as Chief Executive Officer of Berthel Fisher and Financial Services. He has held these positions since 1985. Until June, 1993, Mr. Berthel served as President of the Financial Services. From 1993 until the present he has served as Chief Executive Officer and as a Director of the Financial Services. Mr. Berthel is also President and a Director of various other subsidiaries of Berthel Fisher that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He serves as the Chairman of the Board of Amana Colonies Golf Course, Inc., and, served on the Board of Directors of Intellicall, Inc., an advanced telecommunications technologies company in Carrollton, Texas, from November, 1995 to December, 1999. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa
     (1993).

     Henry Royer (Age 70) - Mr. Royer was elected Executive Vice President of the Trust Advisor in August, 2001. Mr. Royer was President of the Trust Advisor from July, 1999 to August, 2001. Mr. Royer served as an Independent Trustee of the Trust from its date of inception through February 5, 1999, when he resigned as Trustee. He graduated in 1953 from Colorado College with a B.A. in Money and Banking. From 1950 until 1962, Mr. Royer was employed for four years by Pillsbury Mills and for four years by Peavey Company as a grain merchandiser. From 1962 through 1965 he was employed as Treasurer and served on the Board of Lehigh Sewer Pipe and Tile. Mr. Royer joined First National Bank of Duluth in 1965, where he served in various capacities, including Assistant Cashier, Assistant Vice President, Assistant Manager of the Commercial Loan Department and Senior Vice President in Charge of Loans. When he left the bank in 1983 he was serving as Executive Vice President/Loans. He then joined The Merchants National Bank of Cedar Rapids (currently Firstar Bank Cedar Rapids, N.A.) where he served as Chairman and President until August, 1994. Mr. Royer served as the President and Chief Executive Officer of River City Bank, Sacramento, California from September 1994 through December 31, 1997.

     Ronald O. Brendengen (Age 47) - Mr. Brendengen is the Chief Operating Officer, Chief Financial Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher. He was elected Secretary and Chief Financial Officer in 1994, and Chief Operating Officer in January 1998, of Berthel Fisher & Company. He also serves as Chief Financial Officer, Treasurer and a Director of each subsidiary of Berthel Fisher. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and

     1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa in 1978.

     Leslie D. Smith (Age 54) - Mr. Smith is a Director and the Secretary of the Trust Advisor. In 1994 Mr. Smith was named General Counsel of Berthel Fisher & Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990 Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. In that capacity, Mr. Smith performed all duties generally associated with the position of General Counsel. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc. in North Sioux City, South Dakota.

ITEM 11. EXECUTIVE COMPENSATION
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant.


(A)                                   (B)            (C)               (C1)                    (C2)                 (D)

                                                                                     Securities of property     Aggregate of
                                                Cash and cash                          insurance benefits        contingent
Name of individual and                Year     equivalent forms                         or reimbursement          or forms
capacities in which served            Ended    of remuneration          Fees            personal benefits      of remuneration
----------------------------------------------------------------------------------------------------------------------------------
TJB Capital Management, Inc.          2001            $0              $      0                   $0                  $0
Corporate Trustee                     2000            $0              $      0                   $0                  $0
                                      1999            $0              $      0                   $0                  $0

Henry T. Madden                       2001            $0              $ 16,000                   $0                  $0
Independent Trustee                   2000            $0              $ 17,000                   $0                  $0
                                      1999            $0              $ 20,000                   $0                  $0

Henry Royer                           1999            $0              $  3,000                   $0                  $0
Independent Trustee

Mary Quass                            2001            $0              $ 16,000                   $0                  $0
Independent Trustee                   2000            $0              $ 17,000                   $0                  $0
                                      1999            $0              $ 16,000                   $0                  $0


The Trust paid the Trust Advisor $314,313, $404,960, and $318,357 for management fees for the years 2001, 2000, and 1999, respectively.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a) 1. Financial Statements                                 Page No.
                                                                        --------

                   Consolidated Statements of Assets and Liabilities
                   as of December 31, 2001 and 2000                        14

                   Consolidated Statements of Operations for the
                   Years Ended December 31, 2001, 2000 and 1999            15

                   Consolidated Statements of Changes in Net Assets for
                   the Years Ended December 31, 2001, 2000 and 1999        17

                   Consolidated Statements of Cash Flows for the
                   Years Ended December 31, 2001, 2000 and 1999            18

                   Notes to Consolidated Financial Statements              19

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

                                BERTHEL GROWTH & INCOME TRUST I

                                By: /s/ Thomas J. Berthel
                                ------------------------------------------------
Date: March 25, 2002            THOMAS J. BERTHEL, Chief Executive Officer
                                (principal executive officer) of Berthel Fisher
                                & Company Planning, Inc., Trust Advisor

                                By: /s/ Ronald O. Brendengen
                                ------------------------------------------------
Date: March 25, 2002            RONALD O. BRENDENGEN, Chief Operating Officer,
                                Chief Financial Officer and Treasurer (principal
                                financial officer) of Berthel Fisher & Company
                                Planning, Inc., Trust Advisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                /s/ Thomas J. Berthel
                                ------------------------------------------------
Date: March 25, 2002            THOMAS J. BERTHEL, Chairman and Director of
                                Berthel Fisher & Company, Berthel Fisher &
                                Company Planning, Inc., Trust Advisor

                                /s/ Ronald O. Brendengen
                                ------------------------------------------------
Date: March 25, 2002            RONALD O. BRENDENGEN, Director of Berthel Fisher
                                & Company Planning, Inc., Trust Advisor

                                /s/ Henry Royer
                                ------------------------------------------------
Date: March 25, 2002            HENRY ROYER, President of Berthel Fisher &
                                Company Planning, Inc., Trust Advisor

                                /s/ Leslie D. Smith
                                ------------------------------------------------
Date: March 25, 2002            LESLIE D. SMITH, Director of Berthel Fisher &
                                Company Planning, Inc., Trust Advisor

                                /s/ Henry T. Madden
                                ------------------------------------------------
Date: March 25, 2002            HENRY T. MADDEN, Independent Trustee of Berthel
                                Growth & Income Trust I

                                /s/ Mary Quass
                                ------------------------------------------------
Date: March 25, 2002            MARY QUASS, Independent Trustee of Berthel
                                Growth & Income Trust I

                                /s/ Thomas J. Berthel
                                ------------------------------------------------
Date: March 25, 2002            THOMAS J. BERTHEL, Chairman of the Board and
                                Chief Executive Officer of TJB Capital
                                Management, Inc., Trustee of Berthel Growth &
                                Income Trust I

                                /s/ Daniel P. Wegmann
                                ------------------------------------------------
Date: March 25, 2002            DANIEL P. WEGMANN, Controller of Berthel Fisher
                                & Company Planning, Inc., Trust Advisor

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