Form 10-Q
period 2002-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 2002-05-10
CIK 937969

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________to ________


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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest - 10,541 shares as of April 8, 2002

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Assets and Liabilities -
          March 31, 2002 and December 31, 2001                                3

          Consolidated Statements of Operations -
          three months ended March 31, 2002 and March 31, 2001                4

          Consolidated Statements of Changes in Net Assets -
          three months ended March 31, 2002 and March 31, 2001                5

          Consolidated Statements of Cash Flows -
          three months ended March 31, 2002 and March 31, 2001                6

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         13



PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 13



SIGNATURES                                                                   14

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

                                                                 March 31, 2002                   December 31, 2001
                                                                ----------------                  -----------------
ASSETS
Loans and investments (Note B)                                  $      9,471,700                   $      9,483,692
Cash and cash equivalents                                              1,263,582                          1,631,387
Interest and dividends receivable                                        119,144                            122,653
Deferred financing costs                                                 228,316                            239,426
Other receivables                                                            -0-                              1,631
Other assets                                                              10,781                                -0-
                                                                ----------------                   ----------------
TOTAL ASSETS                                                          11,093,523                         11,478,789
                                                                ----------------                   ----------------


LIABILITIES
Accrued interest payable                                                  67,928                            267,328
Accounts payable and other accrued expenses                               24,396                             52,456
Due to affiliate                                                           6,800                              3,200
Deferred income                                                           19,508                             21,536
Distributions payable to shareholders                                  3,346,471                          3,138,539
Debentures (Note C)                                                    9,500,000                          9,500,000
                                                                ----------------                   ----------------
TOTAL LIABILITIES                                                     12,965,103                         12,983,059
                                                                ----------------                   ----------------


COMMITMENTS AND CONTINGENCIES

NET LIABILITIES (equivalent to ($177.55) per share
     at March 31, 2002 and ($142.71) per share
     at December 31, 2001)                                      $    (1,871,580)                   $    (1,504,270)
                                                                ================                   ================

Net liabilities consist of:
Shares of beneficial interest (25,000 shares
     authorized; 10,541 shares issued
     and outstanding)                                           $      3,200,337                   $      3,492,983
Accumulated net realized losses                                      (2,416,372)                        (2,416,372)
Accumulated net unrealized losses                                    (2,655,545)                        (2,580,881)
                                                                ----------------                   ----------------
                                                                $    (1,871,580)                   $    (1,504,270)
                                                                ================                   ================

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                 Three Months Ended
                                                                    March 31, 2002                 March 31, 2001
                                                                  ------------------             ------------------
REVENUES:
     Interest income                                              $          137,019             $          230,777
     Dividend income                                                         103,190                         34,667
     Application, closing, and other fees                                      2,028                          2,777
                                                                  ------------------             ------------------
Total revenues                                                               242,237                        268,221
                                                                  ------------------             ------------------

EXPENSES:
     Management fees                                                          69,416                         82,452
     Administrative services                                                   9,600                          9,600
     Trustee fees                                                              8,000                          8,000
     Professional fees                                                        25,422                         18,180
     Interest expense                                                        197,210                        201,418
     Other general and administrative expenses                                17,303                         17,141
                                                                  ------------------             ------------------
Total expenses                                                               326,951                        336,791
                                                                  ------------------             ------------------

Net investment loss                                                         (84,714)                       (68,570)
Unrealized gain (loss) on investments                                       (74,664)                        176,662
                                                                  ------------------             ------------------

Net increase (decrease) in net assets                             $        (159,378)             $          108,092
                                                                  ==================             ==================

Per beneficial share amounts:
Net increase (decrease) in net assets                             $          (15.12)             $            10.25
                                                                  ==================             ==================

Weighted average shares                                                       10,541                         10,541
                                                                  ==================             ==================

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)
                                   (UNAUDITED)


                                                     Three Months Ended                   Three Months Ended
                                                       March 31, 2002                       March 31, 2001
                                                       --------------                       --------------

                                                  Shares of                           Shares of
                                                 Beneficial                          Beneficial
                                                  Interest          Amount            Interest             Amount
                                                  --------      -------------         --------         ------------
Net investment loss                                    ---      $    (84,714)              ---         $   (68,570)

Unrealized gain (loss) on investments                  ---           (74,664)              ---              176,662

Distributions payable to shareholders                  ---          (207,932)              ---            (207,932)

Net assets (liabilities) at
   beginning of period                              10,541        (1,504,270)           10,541            1,465,862
                                                  --------      -------------         --------         ------------

Net assets (liabilities) at end of period           10,541      $ (1,871,580)           10,541         $  1,366,022
                                                  ========      =============         ========         ============

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Three Months Ended
                                                                          March 31, 2002            March 31, 2001
                                                                          --------------            --------------
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                                    $     (159,378)           $        108,092
Adjustments to reconcile net increase in net assets
     to net cash flows from operating activities:
Amortization                                                                      11,110                     11,134
Accretion of discount on debt securities                                        (10,399)                   (22,163)
Unrealized loss (gain) on investments                                             74,664                  (176,662)
Provision for possible losses                                                        -0-                        922
Changes in operating assets and liabilities
     Loans and investments                                                      (52,273)                  (200,000)
     Interest and dividends receivable                                             3,509                     42,947
     Deferred financing costs                                                        -0-                      1,082
     Other receivables                                                             1,631                      1,990
     Other assets                                                               (10,781)                        -0-
     Accrued interest payable                                                  (199,400)                  (195,984)
     Accounts payable and other accrued expenses                                (28,060)                     11,647
     Due to affiliate                                                              3,600                   (10,719)
     Deferred income                                                             (2,028)                    (2,028)
                                                                         ---------------           ----------------
Net cash flows from operating activities                                       (367,805)                  (429,742)
                                                                         ---------------           ----------------

NET DECREASE IN CASH                                                           (367,805)                  (429,742)

CASH AT BEGINNING OF PERIOD                                                    1,631,387                    684,244
                                                                         ---------------           ----------------

CASH AT END OF PERIOD                                                    $     1,263,582           $        254,502
                                                                         ===============           ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                   $       396,610           $        397,402
Noncash financing activities:
Distributions payable to shareholders                                            207,932                    207,932

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Berthel SBIC, LLC ("SBIC"), a wholly owned subsidiary of the Trust, is in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the SBA advising that the SBIC must cure its default on the outstanding debentures. The remedies available to the SBA, in the event that the default is not cured, include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, and declaring the SBA debentures immediately due and payable. The assets and liabilities of the SBIC as of March 31, 2002 are $10,757,829 and $9,598,433, respectively. The actions taken by the SBA may impact the SBIC's ability to continue as a going concern. In its efforts to address these capital impairment issues, the Trust is attempting to raise capital through various institutional investors. The SBA has been supportive thus far with management in its capital-raising efforts and has given consideration of a reorganization of the SBIC if certain conditions are met, primarily the raising of $10,000,000 in new capital. No assurance can be given that management's capital-raising efforts will be successful.

NOTE B -LOANS AND INVESTMENTS

                                                                                    MARCH 31, 2002              DECEMBER 31, 2001
                                                                               ----------------------         ---------------------
                                                                                 COST      VALUATION            COST     VALUATION
                                                                               --------    ----------         --------   ----------
COMMUNICATIONS AND SOFTWARE:
MCLEODUSA, INC.
   38,877 shares of common stock                                               $610,000    $      ---         $610,000   $      ---

OBJECT SPACE, INC.
   108,108 shares of Series B convertible preferred stock                       404,800           ---          404,800          ---

EDMIN.COM, INC.
   200,000 shares of 9%, Series A cumulative convertible preferred stock and
     warrants to purchase 20,000 shares of common stock at $4.00 per share      728,000     1,295,000          728,000    1,295,000

CHEQUEMATE INTERNATIONAL, INC.
   1,903,734 shares of common stock                                                 ---       197,988              ---      411,206

CADAPULT GRAPHIC SYSTEMS, INC.
   100,000 shares of 11.5%, Series A convertible preferred stock, options to purchase 20,000 shares of common stock at $2.00 to 3.13 per share, and warrants to
     purchase 323,000 shares of common stock at $3.75 to $4.50 per share        930,000       930,000          930,000      930,000
   52,273 shares of common stock                                                 52,273        48,788              ---          ---
                                                                                           ----------                    ----------

TOTAL COMMUNICATIONS AND SOFTWARE (26.1% and 27.8% of total loans and
   investments as of March 31, 2002 and December 31,2001, respectively)                     2,471,776                     2,636,206
                                                                                           ----------                    ----------

HEALTHCARE PRODUCTS AND SERVICES:
PHYSICIANS TOTAL CARE, INC.
   10% promissory note due September, 2004 and warrants to purchase
     350,000 shares of common stock for at $.035-5.00 per share                 807,795           ---          807,795          ---
   700 shares of common stock                                                     4,000           ---            4,000          ---
   Options to purchase 5,000 shares of common stock at $4.00 per share              ---           ---              ---          ---

INTER-MED, INC.
   1,743.248 shares of common stock                                             650,000       650,000          650,000      650,000
   12% promissory note due July, 2005-June, 2006                                184,531       184,531          183,416      183,416
   Warrants to purchase 748.0551 shares of common stock at $.01 per share        22,271        22,271           22,271       22,271

                                                                                    MARCH 31, 2002              DECEMBER 31, 2001
                                                                               ----------------------         ---------------------
                                                                                 COST      VALUATION            COST     VALUATION
                                                                               --------    ----------         --------   ----------
FUTUREMED INTERVENTIONAL, INC.
   13.5% promissory note due February, 2005                                    940,127        940,127         934,995       934,995
   Warrants to purchase 884,617 shares of common stock at $.01 per share       102,640        765,306         102,640       765,306
                                                                                           ----------                    ----------

TOTAL HEALTHCARE PRODUCTS AND SERVICES (27.1% and 27.0% of total loans and
   investments as of March 31, 2002 and December 31,2001, respectively)                     2,562,235                     2,555,988
                                                                                           ----------                    ----------

MANUFACTURING:
CHILDS & ALBERT
   12.5% promissory note due October, 2005                                     749,558        749,558         745,955       745,955
   Warrants to purchase 833.334 shares of common stock at $10 per share         72,065         72,065          72,065        72,065

EASY SYSTEMS, INC.
   11% subordinated debenture due March, 2004 and warrants to purchase
     291,393 shares of stock at $2.10 per share                                    ---            ---         777,422       100,000
   142,857 shares of Series B preferred stock and warrants to purchase
     240,000 shares of common stock at $2.10 per share                             ---            ---         300,000           ---
   435,590 shares of common stock                                            1,077,422        100,000             ---           ---

HICKLIN ENGINEERING, L.C.
   10% subordinated note due June, 2003                                        400,000        400,000         400,000       400,000
   Warrant for 6,857 membership interests at $.01 per share                        ---            ---             ---           ---
   12% subordinated note due January, 2001 through December, 2004               13,800         13,800          13,800        13,800

THE SCHEBLER COMPANY
   13% promissory note due March, 2005                                         160,092        160,092         159,544       159,544
   Warrants to purchase 1.66% of common stock at $.01 per share                 11,504         11,504          11,504        11,504
   166,666 shares of 10% convertible cumulative preferred stock                166,667        166,667         166,667       166,667
   166,666 shares of common stock                                              166,667        166,667         166,667       166,667
                                                                                           ----------                    ----------

TOTAL MANUFACTURING (19.4% and 19.4% of total loans and investments
   as of March 31, 2002 and December 31, 2001, respectively)                                1,840,353                     1,836,202
                                                                                           ----------                    ----------

OTHER SERVICE INDUSTRIES:
VOICEFLASH NETWORKS, INC.
   500,000 shares of 12% cumulative convertible preferred stock                820,083        221,571         820,083       134,246
   Warrants to purchase 306,236 shares of common stock at $.01 per share       179,917        135,765         179,917        81,050
   Options to purchase 32,500 shares of common stock at $.61 per share             ---            ---             ---           ---

                                                                                    MARCH 31, 2002              DECEMBER 31, 2001
                                                                               ----------------------         ---------------------
                                                                                 COST      VALUATION            COST     VALUATION
                                                                               --------    ----------         --------   ----------
INTERNATIONAL PACIFIC SEAFOODS, INC.
   12% subordinated note due June 2003 through June 2005 and warrants
     to purchase 1,501 shares of common stock for $.76 per share              1,000,000     1,000,000        1,000,000    1,000,000

KINSETH HOSPITALITY COMPANY, INC.
   14% note due May, 2003                                                       250,000       250,000          250,000      250,000

PICKERMAN'S DEVELOPMENT COMPANY
   12% promissory notes due April, 2005 through March, 2006                     547,663           ---          547,663          ---
   12% promissory note due on demand                                             12,520           ---           12,520          ---
   Warrants to purchase 2,406,250 shares of common stock at $0.01 per share      72,849           ---           72,849          ---

SERVECORE BUSINESS SOLUTIONS, INC.
   3,663 shares of common stock                                                 990,000       990,000          990,000      990,000
                                                                                           ----------                    ----------

TOTAL OTHER SERVICE INDUSTRIES (27.4% and 25.8% of total loans and investments
   as of March 31, 2002 and December 31, 2001, respectively)                                2,597,336                     2,455,296
                                                                                           ----------                    ----------

TOTAL LOANS AND INVESTMENTS                                                                $9,471,700                    $9,483,692
                                                                                           ==========                    ==========

NOTE C - DEBENTURES
The Trust has debentures payable to the SBA totalling $9,500,000 as of March 31, 2002 (See Note A). The debentures require the semiannual payment of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Debentures totalling $1,000,000, $6,575,000, $725,000, and $1,200,000 are to be paid in full on September, 2009,
March, 2010, September, 2010, and March, 2011, respectively.

As of March 31, 2002, the SBIC has unused leverage commitments totalling $500,000 and will be required to pay a 2.5% leverage and underwriting fee totalling $12,500 that will be deducted pro rata as proceeds are drawn. However, this is not available to draw upon at this time due to the capital impairment ratios of the SBIC. Each issuance of debentures is conditioned upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA commitment expires September 30, 2004.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                               Three Months Ending March 31
                                    2002             2001
                                    ----             ----
     Portfolio investments     $   129,385       $   225,452
     Money market                    7,634             5,325
                               -----------       -----------
     Interest income           $   137,019       $   230,777
                               ===========       ===========

     Dividend income           $   103,190       $    34,667
                               ===========       ===========

Changes in interest and dividends earned on portfolio investments reflect the level of investment in interest and dividend earning securities. The decrease is primarily due to a partial Kinseth payoff during 2001 and various portfolio companies on non-accrual status. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. The increase in dividend income is primarily due to Cadapult, which paid dividends from the first and second quarters of 2001 in the form of common stock, and also paid their regular quarterly dividend.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $69,416 for the first quarter of 2002 and $82,452 the same period a year ago. The decrease in management fees is due to a decreased portfolio of loans and investments.

Interest expense is on debentures payable to the SBA through its wholly owned subsidiary, Berthel SBIC, LLC. The Trust has issued debentures totalling $9,500,000. The debentures require the semiannual payment of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Prepayment penalties are not applicable within five years of maturity. The SBIC is in violation of the maximum capital impairment percentage permitted by the SBA, as described in Note A to the financial statements and in the Liquidity and Capital Resources section below. Debentures totalling $1,000,000, $6,575,000, $725,000, and $1,200,000 are to be paid in full on September, 2009, March, 2010, September, 2010, and March, 2011, respectively.

Professional fees include legal and accounting expenses, with the increase from 2001 to 2002 due to an increase in legal fees relating to the possibility of restructuring the Trust resulting from the SBIC being in violation of the maximum capital impairment percentage permitted by the SBA.

The change in unrealized gains and losses recognized is summarized in the following table:

                                 Three Months Ending March 31
                                    2002             2001
                                    ----             ----
     Bristol Retail Solutions  $         -0-     $     165,823
     VoiceFlash Networks, Inc.       142,040               -0-
     Chequemate International      (213,219)          (33,464)
     Edmin.com, Inc.                     -0-           567,000
     iBEAM Broadcasting
        Corporation                      -0-         (163,625)
     McLeodUSA, Inc.                     -0-         (159,072)
     Cadapult Graphic Systems        (3,485)               -0-
     Object Space, Inc.                  -0-         (200,000)
                               -------------     -------------
     Unrealized gain (loss)    $    (74,664)     $     176,662
                               =============     =============

VoiceFlash Networks, Inc., Chequemate International, Inc., and Cadapult Graphic Systems are all publicly traded companies. Valuation of these investments as of March 31, 2002 is based upon actual market value less appropriate reserves to reflect restrictions on sales.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents amounted to $1,263,582 at March 31, 2002 and $1,631,387 at December 31, 2001. Net cash from operating activities was a net use of cash of $367,805 for the three months ending March 31, 2002, and a net use of cash of $429,742 for the same period in 2001.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. The Trustees declared no distribution for the quarter ended March 31, 2002. Distributions from the Trust's wholly owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At March 31, 2002, the SBIC had a deficit of "earnings available for distribution" in the amount of $6,054,395. Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. Distributions payable of $3,346,471 have been accrued as of March 31, 2002.

The SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the SBA advising that the SBIC must cure its default on the outstanding debentures. The remedies available to the SBA, in the event that the default is not cured, include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, and declaring the SBA debentures immediately due and payable. The assets and liabilities of the SBIC as of March 31, 2002 are $10,757,829 and

$9,598,433, respectively. The actions taken by the SBA may impact the SBIC's ability to continue as a going concern. In its efforts to address these capital impairment issues, the Trust is attempting to raise capital through various institutional investors. The SBA has been supportive thus far with management in its capital-raising efforts and has given consideration of a reorganization of the SBIC if certain conditions are met, primarily the raising of $10,000,000 in new capital. No assurance can be given that management's capital-raising efforts will be successful.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Investments are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of March 31, 2002, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At March 31, 2002, the amount at risk was $9,471,700 and consisted of the following:

                                                     Cost            Valuation
                                                -------------      -------------
Debt securities and loans                       $   5,066,086      $   3,698,108
Preferred stocks                                    3,049,550          2,613,238
Common stocks                                       3,550,363          2,153,443
Warrants and options to purchase common stock         461,246          1,006,911
                                                -------------      -------------
Total loans and investments                     $  12,127,245      $   9,471,700
                                                =============      =============


                                     PART II
                                OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)



Date:    May 3, 2002              Ronald O. Brendengen/s/
         -----------              ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer


Date:    May 3, 2002              Daniel P. Wegmann/s/
         -----------              ----------------------------------------------
                                  Daniel P. Wegmann, Controller


Date:    May 3, 2002              Henry Royer/s/
         -----------              ----------------------------------------------
                                  Henry Royer, Executive Vice President