Form 10-Q
period 2002-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 2002-08-13
CIK 937969

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2002

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From           to
                                                        -----------  -----------


                         Commission File Number 33-89506


                         BERTHEL GROWTH & INCOME TRUST I
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                            52-1915821
         ----------                                         ---------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                       701 Tama Street, Marion, Iowa 52302
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (319) 447-5700
               ---------------------------------------------------
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

Shares of Beneficial Interest - 10,541 shares as of July 15, 2002

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements (unaudited)

         Consolidated Statements of Assets and Liabilities -
         June 30, 2002 and December 31, 2001                                  3

         Consolidated Statements of Operations -
         three months ended June 30, 2002 and June 30, 2001                   4

         Consolidated Statements of Operations -
         six months ended June 30, 2002 and June 30, 2001                     5

         Consolidated Statements of Changes in Net Assets -
         six months ended June 30, 2002 and June 30, 2001                     6

         Consolidated Statements of Cash Flows -
         six months ended June 30, 2002 and June 30, 2001                     7

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Signatures                                                                   16

Certification of Chief Executive Officer                                     17

Certification of Chief Financial Officer                                     18

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)


                                                     June 30, 2002        December 31, 2001
                                                     -------------        -----------------
ASSETS
Loans and investments (Note B)                       $  9,549,733             $  9,483,692
Cash and cash equivalents                               1,352,642                1,631,387
Interest and dividends receivable                          70,520                  122,653
Deferred financing costs                                  217,206                  239,426
Other receivables                                             872                    1,631
Other assets                                               13,396                      -0-
                                                     ------------             ------------
TOTAL ASSETS                                           11,204,369               11,478,789
                                                     ------------             ------------


LIABILITIES
Accrued interest payable                                  267,328                  267,328
Accounts payable and other accrued expenses                25,620                   52,456
Due to affiliate                                            3,200                    3,200
Deferred income                                            17,481                   21,536
Distributions payable to shareholders                   3,556,714                3,138,539
Debentures (Note C)                                     9,500,000                9,500,000
                                                     ------------             ------------
TOTAL LIABILITIES                                      13,370,343               12,983,059
                                                     ------------             ------------


COMMITMENTS AND CONTINGENCIES

NET LIABILITIES (equivalent to ($205.48) per share
     at June 30, 2002 and ($142.71) per share
     at December 31, 2001)                           $ (2,165,974)            $ (1,504,270)
                                                     ============             ============

Net liabilities consist of:
Shares of beneficial interest (25,000 shares
     authorized; 10,541 shares issued
     and outstanding)                                $  2,813,687             $  3,492,983
Accumulated net realized losses                        (2,810,283)              (2,416,372)
Accumulated net unrealized losses                      (2,169,378)              (2,580,881)
                                                     ------------             ------------
                                                     $ (2,165,974)            $ (1,504,270)
                                                     ============             ============


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                        Three Months Ended
                                                                 June 30, 2002      June 30, 2001
                                                                 -------------      -------------
REVENUES:
     Interest income                                                $ 136,005          $ 230,630
     Dividend income                                                    4,166             18,000
     Application, closing, and other fees                               3,293              2,028
                                                                    ---------          ---------
Total revenues                                                        143,464            250,658
                                                                    ---------          ---------

EXPENSES:
     Management fees                                                   67,037             82,503
     Administrative services                                            9,600              9,600
     Trustee fees                                                       8,000              8,000
     Professional fees                                                 13,851             14,286
     Interest expense                                                 199,400            200,766
     Other general and administrative expenses                         21,983             18,032
                                                                    ---------          ---------
Total expenses                                                        319,871            333,187
                                                                    ---------          ---------

Net investment loss                                                  (176,407)           (82,529)
Unrealized gain (loss) on investments                                 486,167           (555,483)
Realized loss on investments                                         (393,911)               -0-
                                                                    ---------          ---------

Net decrease in net assets                                          $ (84,151)         $(638,012)
                                                                    =========          =========

Per beneficial share amounts:
Net decrease in net assets                                          $   (7.98)         $  (60.53)
                                                                    =========          =========

Weighted average shares                                                10,541             10,541
                                                                    =========          =========




See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Six Months Ended
                                                              June 30, 2002     June 30, 2001
                                                              -------------     -------------
REVENUES:
     Interest income                                           $ 273,024          $ 461,407
     Dividend income                                             107,356             52,667
     Application, closing, and other fees                          5,321              4,805
                                                               ---------          ---------
Total revenues                                                   385,701            518,879
                                                               ---------          ---------

EXPENSES:
     Management fees                                             136,453            164,955
     Administrative services                                      19,200             19,200
     Trustee fees                                                 16,000             16,000
     Professional fees                                            39,273             32,466
     Interest expense                                            396,610            402,184
     Other general and administrative expenses                    39,286             35,173
                                                               ---------          ---------
Total expenses                                                   646,822            669,978
                                                               ---------          ---------

Net investment loss                                             (261,121)          (151,099)
Unrealized gain (loss) on investments                            411,503           (378,821)
Realized loss on investments                                    (393,911)               -0-
                                                               ---------          ---------

Net decrease in net assets                                     $(243,529)         $(529,920)
                                                               =========          =========

Per beneficial share amounts:
Net decrease in net assets                                     $  (23.10)         $  (50.27)
                                                               =========          =========

Weighted average shares                                           10,541             10,541
                                                               =========          =========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)
                                   (UNAUDITED)



                                                   Six Months Ended                Six Months Ended
                                                     June 30, 2002                   June 30, 2001
                                               -------------------------      --------------------------
                                               Shares of                        Shares of
                                               Beneficial                       Beneficial
                                                Interest        Amount           Interest       Amount
                                               ----------    -----------      --------------  ----------
Net investment loss                                --        $  (261,121)              --     $  (151,099)

Unrealized gain (loss) on investments              --            411,503               --        (378,821)

Realized loss on investments                       --           (393,911)              --             -0-

Distributions payable to shareholders              --           (418,175)              --        (418,174)

Net assets (liabilities) at
   beginning of period                           10,541       (1,504,270)            10,541     1,465,862
                                            -----------      -----------        -----------   -----------

Net assets (liabilities) at end of period        10,541      $(2,165,974)            10,541   $   517,768
                                            ===========      ===========        ===========   ===========



See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       Six Months Ended
                                                                          June 30, 2002             June 30, 2001
                                                                         ---------------           ---------------
OPERATING ACTIVITIES:
Net decrease in net assets                                               $     (243,529)           $      (529,920)
Adjustments to reconcile net increase in net assets
     to net cash flows from operating activities:
Amortization                                                                      22,220                     22,052
Accretion of discount on debt securities                                        (20,796)                   (45,313)
Unrealized (gain) loss on investments                                          (411,503)                    378,821
Realized loss on investments                                                     393,911                        -0-
Provision for possible losses                                                        -0-                        922
Changes in operating assets and liabilities
     Loans and investments                                                      (27,653)                     17,076
     Interest and dividends receivable                                            52,133                    (5,355)
     Deferred financing costs                                                        -0-                    (2,755)
     Other receivables                                                               759                      4,785
     Other assets                                                               (13,396)                        -0-
     Accrued interest payable                                                        -0-                      3,416
     Accounts payable and other accrued expenses                                (26,836)                     14,822
     Due to affiliate                                                                -0-                   (66,324)
     Deferred income                                                             (4,055)                    (4,055)
                                                                         ---------------           ----------------
Net cash flows from operating activities                                       (278,745)                  (211,828)
                                                                         ---------------           ----------------

NET DECREASE IN CASH                                                           (278,745)                  (211,828)

CASH AT BEGINNING OF PERIOD                                                    1,631,387                    684,244
                                                                         ---------------           ----------------

CASH AT END OF PERIOD                                                    $     1,352,642           $        472,416
                                                                         ===============           ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                   $       396,610           $        398,768
Noncash financing activities:
Distributions payable to shareholders                                            418,175                    418,174



See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Berthel SBIC, LLC ("SBIC"), a wholly owned subsidiary of the Trust, is in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the SBA advising that the SBIC must cure its default on the outstanding debentures. The remedies available to the SBA, in the event that the default is not cured, include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, declaring the SBA debentures immediately due and payable, and assuming control of the SBIC and liquidate the investment portfolio. On August 5, 2002, the SBIC received a telephone call from the Liquidation Division of the SBA. The purpose of the call was to notify the SBIC of the SBA's decision to move the SBIC from the Investment Division to the Liquidation Division. The actions taken by the SBA may impact the SBIC's ability to continue as a going concern. The assets and liabilities of the SBIC as of June 30, 2002 are $11,022,857 and $9,795,512, respectively.

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

NOTE B -LOANS AND INVESTMENTS

                                                                                    JUNE 30, 2002           DECEMBER 31, 2001
                                                                               -----------------------   -------------------------
                                                                                  COST      VALUATION     COST         VALUATION
                                                                               ----------   ----------   ----------   - ----------
COMMUNICATIONS AND SOFTWARE:
MCLEODUSA, INC.
---------------
   38,877 shares of common stock                                               $  610,000   $     --     $  610,000   $     --

OBJECT SPACE, INC
-----------------
   108,108 shares of Series B convertible preferred stock                            --           --        404,800         --

EDMIN.COM, INC
--------------
   200,000 shares of 9%, Series A cumulative convertible preferred stock and
     warrants to purchase 20,000 shares of common stock at $4.00 per share        728,000    1,295,000      728,000    1,295,000

CHEQUEMATE INTERNATIONAL, INC
-----------------------------
   1,778,734 and 1,903,734 shares of common stock at June 30, 2002 and
     December 31, 2001, respectively                                                 --         71,149         --        411,206

CADAPULT GRAPHIC SYSTEMS, INC
-----------------------------
   100,000 shares of 11.5%, Series A convertible preferred stock, options to purchase 20,000 shares of common stock at $2.00 to 3.13 per share, and warrants to purchase 323,000 shares of common stock at $3.75 to $4.50
     per share                                                                    930,000      930,000      930,000      930,000
   52,273 shares of common stock                                                   52,273       40,843         --           --
                                                                                            ----------                ----------

TOTAL COMMUNICATIONS AND SOFTWARE (24.5% and 27.8% of total loans and
   investments as of June 30, 2002 and December 31,2001, respectively)                       2,336,992                 2,636,206
                                                                                            ----------                ----------

HEALTHCARE PRODUCTS AND SERVICES:
PHYSICIANS TOTAL CARE, INC
--------------------------
   10% promissory note due September, 2004 and warrants to purchase
     350,000 shares of common stock for at $.035-5.00 per share                   807,795         --        807,795         --
   700 shares of common stock                                                       4,000         --          4,000         --
   Options to purchase 5,000 shares of common stock at $4.00 per share               --           --           --           --

INTER-MED, INC
--------------
   1,743.248 shares of common stock                                               650,000      650,000      650,000      650,000
   12% promissory note due July, 2005-June, 2006                                  185,645      185,645      183,416      183,416
   Warrants to purchase 748.0551 shares of common stock at $.01 per share          22,271       22,271       22,271       22,271



                                                                                      JUNE 30, 2002            DECEMBER 31, 2001
                                                                                  ----------------------      -------------------
                                                                                    COST      VALUATION       COST      VALUATION
                                                                                  --------    ----------      -------   ---------

FUTUREMED INTERVENTIONAL, INC.
------------------------------
   13.5% promissory note due February, 2005                                        945,259      945,259       934,995      934,995
   Warrants to purchase 884,617 shares of common stock at $.01 per share           102,640      765,306       102,640      765,306

IMED DEVICES, INC.
------------------
   400,000 shares of common stock                                                       --      100,000            --           --
                                                                                             ----------                  ----------

TOTAL HEALTHCARE PRODUCTS AND SERVICES (27.9% and 27.0% of total loans and
   investments as of June 30, 2002 and December 31,2001, respectively)                        2,668,481                   2,555,988
                                                                                             ----------                   ---------

MANUFACTURING:
CHILDS & ALBERT
---------------
   12.5% promissory note due October, 2005                                         753,161      753,161       745,955       745,955
   Warrants to purchase 833.334 shares of common stock at $10 per share             72,065       72,065        72,065        72,065

FEED MANAGEMENT SYSTEMS, INC. (FORMERLY EASY SYSTEMS, INC.)
-----------------------------------------------------------
   11% subordinated debenture due March, 2004 and warrants to purchase
     291,393 shares of stock at $2.10 per share                                         --           --       777,422       100,000
   142,857 shares of Series B preferred stock and warrants to purchase
     240,000 shares of common stock at $2.10 per share                                  --           --       300,000            --
   435,590 shares of common stock                                                1,077,422      304,913            --            --

HICKLIN ENGINEERING, L.C.
-------------------------
   10% subordinated note due June, 2003                                            400,000      400,000       400,000       400,000
   Warrant for 68,570 membership interests at $.01 per share                            --           --            --            --
   68,570 units of membership interests                                                 69           69            --            --
   12% subordinated note due January, 2001 through December, 2004                       --           --        13,800        13,800

THE SCHEBLER COMPANY
--------------------
   13% promissory note due March, 2005                                             160,640      160,640       159,544       159,544
   Warrants to purchase 1.66% of common stock at $.01 per share                     11,504       11,504        11,504        11,504
   166,666 shares of 10% convertible cumulative preferred stock                    166,667      166,667       166,667       166,667
   166,666 shares of common stock                                                  166,667      166,667       166,667       166,667
                                                                                              ---------                   ---------

TOTAL MANUFACTURING (21.3% and 19.4% of total loans and investments
   as of June 30, 2002 and December 31, 2001, respectively)                                   2,035,686                   1,836,202
                                                                                              ---------                   ---------


                                                                                      JUNE 30, 2002            DECEMBER 31, 2001
                                                                                  ----------------------      -------------------
                                                                                    COST      VALUATION       COST      VALUATION
                                                                                  --------    ----------      -------   ---------
OTHER SERVICE INDUSTRIES:
VOICEFLASH NETWORKS, INC.
-------------------------
   500,000 shares of 12% cumulative convertible preferred stock                   820,083       187,524       820,083       134,246
   Warrants to purchase 306,236 shares of common stock at $.01 per share          179,917        81,050       179,917        81,050
   Options to purchase 32,500 shares of common stock at $.61 per share                 --            --            --            --

INTERNATIONAL PACIFIC SEAFOODS, INC.
------------------------------------
   12% subordinated note due June 2003 through June 2005 and warrants
     to purchase 1,501 shares of common stock for $.76 per share                1,000,000     1,000,000     1,000,000     1,000,000

KINSETH HOSPITALITY COMPANY, INC.
---------------------------------
   14% note due May, 2003                                                         250,000       250,000       250,000       250,000

PICKERMAN'S DEVELOPMENT COMPANY
-------------------------------
   12% promissory notes due April, 2005 through March, 2006                       547,663            --       547,663            --
   12% promissory note due on demand                                               12,520            --        12,520            --
   Warrants to purchase 2,406,250 shares of common stock at $0.01 per share        72,849            --        72,849            --

SERVECORE BUSINESS SOLUTIONS, INC.
----------------------------------
   3,663 shares of common stock                                                   990,000       990,000       990,000       990,000
                                                                                             ----------                  ----------

TOTAL OTHER SERVICE INDUSTRIES (26.3% and 25.8% of total loans and investments
   as of June 30, 2002 and December 31, 2001, respectively)                                   2,508,574                   2,455,296
                                                                                             ----------                  ----------

TOTAL LOANS AND INVESTMENTS                                                                  $9,549,733                  $9,483,692
                                                                                             ==========                  ==========

NOTE C - DEBENTURES
The Trust has debentures payable to the SBA totalling $9,500,000 as of June 30, 2002 (See Note A). The debentures require the semiannual payment of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the Trust is required to pay an annual 1% SBA loan fee on the outstanding debentures balance. The debentures contain certain pre-payment penalties and are subject to all of the regulations promulgated under the Small Business Investment Act of 1958, as amended. Debentures totalling $1,000,000, $6,575,000, $725,000, and $1,200,000 are to be paid in full on September, 2009,
March, 2010, September, 2010, and March, 2011, respectively.

As of June 30, 2002, the SBIC has unused leverage commitments totalling $500,000 and will be required to pay a 2.5% leverage and underwriting fee totalling $12,500 that will be deducted pro rata as proceeds are drawn. However, this is not available to draw upon at this time due to the capital impairment ratios of the SBIC. Each issuance of debentures is conditioned upon the SBIC's credit worthiness and compliance with specified regulations, as determined by the SBA. The SBA commitment expires September 30, 2004.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:


                                Three Months Ending June 30                    Six Months Ending June 30
                                   2002             2001                        2002              2001
                               -----------       -----------                 -----------       -----------
                                     --                --                          --                --
     Portfolio investments     $   129,498       $   228,305                 $   258,883       $   453,757
     Money market                    6,507             2,325                      14,141             7,650
                               -----------       -----------                 -----------       -----------
     Interest income           $   136,005       $   230,630                 $   273,024       $   461,407
                               ===========       ===========                 ===========       ===========

     Dividend income           $     4,166       $    18,000                 $   107,356       $    52,667
                               ===========       ===========                 ===========       ===========

Changes in interest and dividends earned on portfolio investments reflect the level of investment in interest and dividend earning securities. The decrease is primarily due to a partial Kinseth payoff during 2001 and various portfolio companies on non-accrual status. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. The increase in dividend income for the first six months of 2002 is primarily due to Cadapult, which in the first quarter of 2002 paid dividends from the first and second quarters of 2001 in the form of common stock, and also paid their regular quarterly dividend.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $136,453 for the first six months of 2002 and $164,955 the same period a year ago. The decrease in management fees is due to a decreased portfolio of loans and investments.

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

The change in unrealized and realized gains and losses recognized is summarized in the following table:

                                Three Months Ending June 30      Six Months Ending June 30
                                    2002          2001               2002           2001
                                  --------      ---------         ---------      ---------
Bristol Retail Solutions          $    -0-      $(137,179)        $     -0-      $  28,644
VoiceFlash Networks, Inc.          (88,762)      (115,905)           53,278       (115,905)
Chequemate International          (126,839)        (2,975)         (340,058)       (36,439)
Edmin.com, Inc.                        -0-            -0-               -0-        567,000
iBEAM Broadcasting
   Corporation                         -0-       (180,912)              -0-       (344,537)
Feed Management Systems            204,913            -0-           204,913            -0-
McLeodUSA, Inc.                        -0-       (118,512)              -0-       (277,584)
Cadapult Graphic Systems            (7,945)           -0-           (11,430)           -0-
IMED Devices, Inc.                 100,000            -0-           100,000            -0-
Object Space, Inc.                 404,800            -0-           404,800       (200,000)
                                 ---------      ---------         ---------     ----------

Unrealized gain (loss)           $ 486,167      $(555,483)        $ 411,503      $(378,821)
                                 =========      =========         =========      =========



                                  Three Months Ending June 30                Six Months Ending June 30
                                     2002             2001                     2002              2001
                                -------------     -------------            -------------    -------------
Chequemate International        $     10,889      $         -0-            $     10,889     $         -0-
Object Space, Inc.                  (404,800)               -0-                (404,800)              -0-
                                -------------     -------------            -------------    -------------
Realized loss                   $   (393,911)     $         -0-            $   (393,911)    $         -0-
                                =============     =============            =============    =============

VoiceFlash Networks, Inc., Chequemate International, Inc., and Cadapult Graphic Systems are all publicly traded companies. Valuation of these investments as of June 30, 2002 is based upon actual market value less appropriate reserves to reflect restrictions on sales. During the second quarter of 2002, 125,000 shares of Chequemate were sold, resulting in a realized gain of $10,889. The increase in Feed Management Systems and IMED Devices reflects management's increased estimated valuation of these privately held companies. 400,000 shares of IMED Devices were received during 2002 in conjunction with the investment in Futuremed, with management estimating the value at $.25 per share. ObjectSpace is a reclassification from an unrealized loss to a realized loss.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents amounted to $1,352,642 at June 30, 2002 and $1,631,387 at December 31, 2001. Net cash from operating activities was a net use of cash of $278,745 for the six months ending June 30, 2002, and a net use of cash of $211,828 for the same period in 2001.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. The Trustees have declared no distributions during 2002. Distributions from the Trust's wholly owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At June 30, 2002, the SBIC had a deficit of "earnings available for distribution" in the amount of $6,096,842. Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. Distributions payable of $3,556,714 have been accrued as of June 30, 2002.

Berthel SBIC, LLC ("SBIC"), a wholly owned subsidiary of the Trust, is in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the SBA advising that the SBIC must cure its default on the outstanding debentures. The remedies available to the SBA, in the event that the default is not cured, include prohibiting the SBIC from making any additional investments other than investments under existing legally binding commitments, prohibiting distributions to investors, reviewing and redetermining management expenses, declaring the SBA debentures immediately due and payable, and assuming control of the SBIC and liquidate the investment portfolio. On August 5, 2002, the SBIC received a telephone call from the Liquidation Division of the SBA. The purpose of the call was to notify the SBIC of the SBA's decision to move the SBIC from the Investment Division to the Liquidation Division. The actions taken by the SBA may impact the SBIC's ability to continue as a going concern. The assets and liabilities of the SBIC as of June 30, 2002 are $11,022,857 and $9,795,512, respectively.

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

As of June 30, 2002, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At June 30, 2002, the amount at risk was $9,549,733 and consisted of the following:

                                                       Cost          Valuation
                                                   -----------     -----------
Debt securities and loans                          $ 5,062,683     $ 3,694,705
Preferred stocks                                     2,644,750       2,579,191
Common stocks                                        3,550,432       2,323,641
Warrants and options to purchase common stock          461,246         952,196
                                                   -----------     -----------
Total loans and investments                        $11,719,111     $ 9,549,733
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




                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)



Date:    August 9, 2002           /s/ Ronald O. Brendengen
         --------------           ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer


Date:    August 9, 2002           /s/ Daniel P. Wegmann
         --------------           ----------------------------------------------
                                  Daniel P. Wegmann, Controller


Date:    August 9, 2002           /s/ Henry Royer
         --------------           ----------------------------------------------
                                  Henry Royer, Executive Vice President

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Berthel Growth & Income Trust I (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
J. Berthel, Chief Executive Officer of Berthel Fisher & Company Planning, Inc., The Trust Advisor of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

              (1) The Company's Report fully complies with the requirements of
              Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 9, 2002                          /s/ Thomas J. Berthel
                                        ----------------------------------------
                                        Thomas J. Berthel
                                        President and Chief Executive Officer
                                        Berthel Fisher & Company Planning, Inc.
                                        Trust Advisor
                                        Berthel Growth & Income Trust I

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Berthel Growth & Income Trust I (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald
O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Planning, Inc., The Trust Advisor of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbaines-Oxley Act of 2002, that:

              (1) The Company's Report fully complies with the requirements of
              Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 9, 2002                           /s/ Ronald O. Brendengen
                                         ---------------------------------------
                                         Ronald O. Brendengen
                                         Chief Financial Officer
                                         Berthel Fisher & Company Planning, Inc.
                                         Trust Advisor
                                         Berthel Growth & Income Trust I