Form 10-Q
period 2002-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 2002-11-13
CIK 937969

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2002

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From           to
                                                         ---------    ----------


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

Shares of Beneficial Interest - 10,541 shares as of October 11, 2002

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          PAGE
                                                                                        ----
Item 1.           Financial Statements (unaudited)

                  Consolidated Statements of Assets and Liabilities -
                  September 30, 2002 and December 31, 2001                                 3

                  Consolidated Statements of Operations -
                  three months ended September 30, 2002 and September 30, 2001             4

                  Consolidated Statements of Operations -
                  nine months ended September 30, 2002 and September 30, 2001              5

                  Consolidated Statements of Changes in Net Assets -
                  nine months ended September 30, 2002 and September 30, 2001              6

                  Consolidated Statements of Cash Flows -
                  nine months ended September 30, 2002 and September 30, 2001              7

                  Notes to Consolidated Financial Statements                               8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk              14

Item 4.           Controls and Procedures                                                 15


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                       15

Item 6.           Exhibits and Reports on Form 8-K                                        15

Signatures                                                                                16

Certification of Chief Executive Officer                                                  17

Certification of Chief Financial Officer                                                  18

                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)


                                                        September 30, 2002     December 31, 2001
                                                        ------------------     ----------------
ASSETS
Loans and investments (Note B)                            $   8,448,426          $   9,483,692
Cash and cash equivalents                                     1,060,306              1,631,387
Interest and dividends receivable                                70,194                122,653
Deferred financing costs                                        206,096                239,426
Other receivables                                                   872                  1,631
Other assets                                                      8,371                    -0-
                                                          -------------          -------------
TOTAL ASSETS                                                  9,794,265             11,478,789
                                                          -------------          -------------

LIABILITIES
Accrued interest payable                                         65,736                267,328
Accounts payable and other accrued expenses                      33,695                 52,456
Due to affiliate                                                 26,554                  3,200
Deferred income                                                  15,454                 21,536
Distributions payable to shareholders                         3,769,267              3,138,539
Debentures (Note C)                                           9,500,000              9,500,000
                                                          -------------          -------------
TOTAL LIABILITIES                                            13,410,706             12,983,059
                                                          -------------          -------------

COMMITMENTS AND CONTINGENCIES

NET LIABILITIES (equivalent to ($343.08) per share
     at September 30, 2002 and ($142.71) per share
     at December 31, 2001)                                 $ (3,616,441)         $  (1,504,270)
                                                          =============          =============

Net liabilities consist of:
Shares of beneficial interest (25,000 shares
     authorized; 10,541 shares issued
     and outstanding)                                      $  2,432,926          $   3,492,983
Accumulated net realized losses                              (2,810,283)            (2,416,372)
Accumulated net unrealized losses                            (3,239,084)            (2,580,881)
                                                           ------------          -------------
                                                           $ (3,616,441)         $  (1,504,270)
                                                           ============          =============



See notes to consolidated financial statements.

                        BERTHEL GROWTH & INCOME TRUST I
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                      Three Months Ended
                                                       September 30, 2002      September 30, 2001
                                                       ------------------      ------------------
REVENUES:
     Interest income                                   $       134,837             $     213,993
     Dividend income                                            22,167                    46,750
     Application, closing, and other fees                        2,027                     3,535
                                                        --------------             -------------
Total revenues                                                 159,031                   264,278
                                                        --------------             -------------

EXPENSES:
     Management fees                                            68,046                    79,170
     Administrative services                                     9,600                     9,600
     Trustee fees                                                8,000                     2,000
     Professional fees                                          19,769                    11,081
     Interest expense                                          201,591                   202,487
     Other general and administrative expenses                  20,234                    19,060
                                                        --------------             -------------
Total expenses                                                 327,240                   323,398
                                                        --------------             -------------

Net investment loss                                           (168,209)                  (59,120)
Unrealized loss on investments                              (1,069,705)               (1,157,731)
                                                        --------------              ------------

Net decrease in net assets                              $   (1,237,914)             $ (1,216,851)
                                                        ==============              ============

Per beneficial share amounts:
Net decrease in net assets                              $      (117.44)             $    (115.44)
                                                        ==============              ============

Weighted average shares                                         10,541                    10,541
                                                        ==============              ============


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                      Nine Months Ended
                                                        September 30, 2002      September 30, 2001
                                                        ------------------      ------------------
REVENUES:
     Interest income                                    $      407,861             $      675,400
     Dividend income                                           129,523                     99,417
     Application, closing, and other fees                        7,348                      8,340
                                                        --------------             --------------
Total revenues                                                 544,732                    783,157
                                                        --------------             --------------

EXPENSES:
     Management fees                                           204,499                    244,125
     Administrative services                                    28,800                     28,800
     Trustee fees                                               24,000                     18,000
     Professional fees                                          59,042                     43,547
     Interest expense                                          598,201                    604,671
     Other general and administrative expenses                  59,520                     54,233
                                                         -------------              -------------
Total expenses                                                 974,062                    993,376
                                                         -------------              -------------

Net investment loss                                           (429,330)                  (210,219)
Unrealized loss on investments                                (658,202)                (1,536,552)
Realized loss on investments                                  (393,911)                       -0-
                                                         -------------              -------------

Net decrease in net assets                               $  (1,481,443)             $  (1,746,771)
                                                         =============              =============

Per beneficial share amounts:
Net decrease in net assets                               $     (140.54)             $     (165.71)
                                                         =============              =============

Weighted average shares                                         10,541                     10,541
                                                         =============              =============

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)
                                   (UNAUDITED)



                                                      Nine Months Ended                    Nine Months Ended
                                                     September 30, 2002                   September 30, 2001
                                                     ------------------                   ------------------

                                                 Shares of                            Shares of
                                                Beneficial                            Beneficial
                                                 Interest           Amount             Interest       Amount
                                                -----------      -----------         -----------  -------------
Net investment loss                                     --       $  (429,330)               --    $   (210,219)

Unrealized loss on investments                          --          (658,202)               --      (1,536,552)

Realized loss on investments                            --          (393,911)               --             -0-

Distributions payable to shareholders                   --          (630,728)               --        (630,729)

Net assets (liabilities) at
   beginning of period                              10,541        (1,504,270)           10,541       1,465,862
                                                    ------       -----------            ------    ------------

Net liabilities at end of period                    10,541       $(3,616,441)           10,541    $   (911,638)
                                                    ======       ===========            ======    ============

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        Nine Months Ended
                                                                        September 30, 2002        September 30, 2001
                                                                        ------------------        ------------------
OPERATING ACTIVITIES:
Net decrease in net assets                                               $   (1,481,443)            $    (1,746,771)
Adjustments to reconcile net increase in net assets
     to net cash flows from operating activities:
Amortization                                                                     33,330                      33,162
Accretion of discount on debt securities                                        (31,193)                    (69,487)
Unrealized loss on investments                                                  658,202                   1,536,552
Realized loss on investments                                                    393,911                         -0-
Provision for possible losses                                                       -0-                         922
Changes in operating assets and liabilities
     Loans and investments                                                       14,346                   1,500,000
     Interest and dividends receivable                                           52,459                     (20,489)
     Deferred financing costs                                                       -0-                        (838)
     Other receivables                                                              759                      (2,632)
     Other assets                                                                (8,371)                        -0-
     Accrued interest payable                                                  (201,592)                   (191,649)
     Accounts payable and other accrued expenses                                (18,761)                     (3,532)
     Due to affiliate                                                            23,354                     (65,430)
     Deferred income                                                             (6,082)                     (6,083)
                                                                        ---------------            ----------------
Net cash flows from operating activities                                       (571,081)                    963,725
                                                                        ---------------            ----------------

NET INCREASE (DECREASE) IN CASH                                                (571,081)                    963,725

CASH AT BEGINNING OF PERIOD                                                   1,631,387                     684,244
                                                                        ---------------            ----------------

CASH AT END OF PERIOD                                                   $     1,060,306            $      1,647,969
                                                                        ===============            ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                  $       799,793            $        796,320
Noncash financing activities:
Distributions payable to shareholders                                           630,728                     630,729



See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Berthel SBIC, LLC ("SBIC"), a wholly owned subsidiary of the Trust, is in violation of the maximum capital impairment percentage permitted by the SBA. On August 26, 2002, the SBIC received notice from the SBA, dated August 22, 2002, that the SBIC was in default pursuant to the terms of subordinated debentures issued by the SBIC. Pursuant to the notice the SBA made demand for repayment of $9,500,000 (plus accrued interest) outstanding pursuant to the subordinated debentures. Management will be negotiating terms of the repayment with the SBA and anticipates the disposal of assets in the SBIC in order to repay the debentures. The actions taken by the SBA may impact the SBIC's ability to continue as a going concern. The assets and liabilities of the SBIC as of September 30, 2002 are $9,686,293 and $9,620,210, respectively.

NOTE B -LOANS AND INVESTMENTS

                                                                                    SEPTEMBER 30, 2002         DECEMBER 31, 2001
                                                                                  ------------------------  -----------------------
                                                                                     COST       VALUATION     COST       VALUATION
                                                                                  -----------  -----------  --------    -----------
COMMUNICATIONS AND SOFTWARE:
MCLEODUSA, INC.
---------------
   2,278 and 38,877 shares of common stock at September 30, 2002 and
     December 31, 2001, respectively                                              $  610,000   $      653   $  610,000         --

OBJECT SPACE, INC.
------------------
   108,108 shares of Series B convertible preferred stock                               --           --        404,800         --

EDMIN.COM, INC.
---------------
   204,500 and 200,000 shares of 9%, Series A cumulative convertible preferred stock at September 30, 2002 and December 31, 2001, respectively,
     and warrants to purchase 20,000 shares of common stock at $4.00 per share       746,000    1,323,125      728,000    1,295,000

CHEQUEMATE INTERNATIONAL, INC.
------------------------------
   1,778,734 and 1,903,734 shares of common stock at September 30, 2002 and
     December 31, 2001, respectively                                                    --         28,460         --        411,206

MEDIA SCIENCES INTERNATIONAL, INC. (FORMERLY NAMED CADAPULT GRAPHIC
-------------------------------------------------------------------
 SYSTEMS, INC.)
 --------------
   100,000 shares of 11.5%, Series A convertible preferred stock, 25,000
     (20,000 options at December 31, 2001) options and 323,000 warrants to
     purchase shares of common stock at various prices                               930,000      930,000      930,000      930,000
   52,273 shares of common stock                                                      52,273       29,970         --           --
                                                                                               ----------                ----------

TOTAL COMMUNICATIONS AND SOFTWARE (27.4% and 27.8% of total loans and
   investments as of September 30, 2002 and December 31,2001, respectively)                     2,312,208                 2,636,206
                                                                                               ----------                ----------

HEALTHCARE PRODUCTS AND SERVICES:
PHYSICIANS TOTAL CARE, INC.
---------------------------
   10% promissory note due September, 2004 and warrants to purchase
     350,000 shares of common stock for at various prices                            807,795         --        807,795         --
   700 shares of common stock                                                          4,000         --          4,000         --

INTER-MED, INC.
---------------
   1,743.248 shares of common stock                                                  650,000      650,000      650,000      650,000
   12% promissory note due July, 2005-June, 2006                                     186,760      186,760      183,416      183,416
   Warrants to purchase 748.0551 shares of common stock at $.01 per share             22,271       22,271       22,271       22,271

                                                                                 SEPTEMBER 30, 2002         DECEMBER 31, 2001
                                                                                ---------------------    -----------------------
                                                                                 COST      VALUATION      COST        VALUATION
                                                                                ------    -----------    ------      -----------
FUTUREMED INTERVENTIONAL, INC.
------------------------------
   13.5% promissory note due February, 2005                                     950,391     950,391     934,995     934,995
   Warrants to purchase 6% of the company at $.01 per share                     102,640     765,306     102,640     765,306

IMED DEVICES, INC.
------------------
   400,000 shares of common stock                                                  --       100,000        --          --
                                                                                          ---------               ---------

TOTAL HEALTHCARE PRODUCTS AND SERVICES (31.7% and 27.0% of total loans and
   investments as of September 30, 2002 and December 31, 2001, respectively)              2,674,728               2,555,988
                                                                                          ---------               ---------

MANUFACTURING:
CHILDS & ALBERT
---------------
   12.5% promissory note due October, 2005                                      756,764     756,764     745,955     745,955
   Warrants to purchase 833.334 shares of common stock at $10 per share          72,065      72,065      72,065      72,065

FEED MANAGEMENT SYSTEMS, INC. (FORMERLY EASY SYSTEMS, INC.)
-----------------------------------------------------------
   11% subordinated debenture due March, 2004 and warrants to purchase
     291,393 shares of stock at $2.10 per share                                    --          --       777,422     100,000
   142,857 shares of Series B preferred stock and warrants to purchase
     240,000 shares of common stock at $2.10 per share                             --          --       300,000        --
   435,590 shares of common stock                                             1,077,422     304,913        --          --

HICKLIN ENGINEERING, L.C.
------------------------
   10% subordinated note due June, 2003                                         400,000     400,000     400,000     400,000
   Warrant for 68,570 membership interests at $.01 per share                       --          --          --          --
   68,570 units of membership interests                                              69          69        --          --
   12% subordinated note due January, 2001 through December, 2004                  --          --        13,800      13,800

THE SCHEBLER COMPANY
--------------------
   13% promissory note due March, 2005                                          161,188     161,188     159,544     159,544
   Warrants to purchase 1.66% of common stock at $.01 per share                  11,504      11,504      11,504      11,504
   166,666 shares of 10% convertible cumulative preferred stock                 166,667     166,667     166,667     166,667
   166,666 shares of common stock                                               166,667     166,667     166,667     166,667
                                                                                          ---------               ---------

TOTAL MANUFACTURING (24.1% and 19.4% of total loans and investments
   as of September 30, 2002 and December 31, 2001, respectively)                          2,039,837               1,836,202
                                                                                          ---------               ---------

                                                                                    SEPTEMBER 30, 2002         DECEMBER 31, 2001
                                                                                 -----------------------  ------------------------
                                                                                   COST       VALUATION     COST        VALUATION
                                                                                 -------    ------------  --------    ------------
OTHER SERVICE INDUSTRIES:
VOICEFLASH NETWORKS, INC.
-------------------------
   500,000 shares of 12% cumulative convertible preferred stock                     820,083      162,035      820,083      134,246
   Warrants to purchase 306,236 shares of common stock at $.01 per share            179,917       69,618      179,917       81,050
   Options to purchase 32,500 shares of common stock at $.61 per share                 --           --           --           --

INTERNATIONAL PACIFIC SEAFOODS, INC.
------------------------------------
   12% subordinated note due June 2003 through June 2005 and warrants
     to purchase 1,501 shares of common stock for $.76 per share                    940,000      940,000    1,000,000    1,000,000

KINSETH HOSPITALITY COMPANY, INC.
---------------------------------
   14% note due May, 2003                                                           250,000      250,000      250,000      250,000

PICKERMAN'S DEVELOPMENT COMPANY
-------------------------------
   12% promissory notes due April, 2005 through March, 2006                         547,663         --        547,663         --
   12% promissory note due on demand                                                 12,520         --         12,520         --
   Warrants to purchase 2,406,250 shares of common stock at $0.01 per share          72,849         --         72,849         --

SERVECORE BUSINESS SOLUTIONS, INC.
----------------------------------
   3,663 shares of common stock                                                     990,000         --        990,000      990,000
                                                                                              ----------                ----------

TOTAL OTHER SERVICE INDUSTRIES (16.8% and 25.8% of total loans and investments
   as of September 30, 2002 and December 31, 2001, respectively)                               1,421,653                 2,455,296
                                                                                              ----------                ----------
TOTAL LOANS AND INVESTMENTS                                                                   $8,448,426                $9,483,692
                                                                                              ==========                ==========

NOTE C - DEBENTURES
The Trust has debentures payable to the SBA totalling $9,500,000 as of September 30, 2002 for which the SBA has demanded payment (see Note A). The debentures, prior to the SBA's demand for repayment required the semiannual payment of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the Trust was required to pay an annual 1% SBA loan fee on the outstanding debentures balance. Management will be negotiating terms of the repayment with the SBA.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:


                           Three Months Ending           Nine Months Ending
                              September 30                 September 30
                             2002        2001             2002         2001
                          ---------   ---------        ---------    ---------
Portfolio investments     $ 128,320   $ 210,484        $ 387,203    $ 664,241
Money market                  6,517       3,509           20,658       11,159
                          ---------   ---------        ---------    ---------
Interest income           $ 134,837   $ 213,993        $ 407,861    $ 675,400
                          =========   =========        =========    =========

Dividend income           $  22,167   $  46,750        $ 129,523    $  99,417
                          =========   =========        =========    =========

Changes in interest and dividends earned on portfolio investments reflect the level of investment in interest and dividend earning securities. The decrease is primarily due to a partial Kinseth payoff during 2001 and various portfolio companies on non-accrual status. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. The increase in dividend income for the first nine months of 2002 is primarily due to Media Sciences International, which in the first quarter of 2002 paid dividends from the first and second quarters of 2001 in the form of common stock, and also paid their regular quarterly dividend.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $204,499 for the first nine months of 2002 and $244,125 the same period a year ago. The decrease in management fees is due to a decreased portfolio of loans and investments.

Interest expense is on debentures payable to the SBA through its wholly owned subsidiary, Berthel SBIC, LLC. The Trust has issued debentures totalling $9,500,000 for which the SBA has demanded repayment as described in Notes A and C to the financial statements and in the Liquidity and Capital Resources section below.

Professional fees include legal and accounting expenses, with the increase from 2001 to 2002 due to an increase in legal fees relating to the possibility of restructuring the Trust resulting from the SBIC being in violation of the maximum capital impairment percentage permitted by the SBA.

The change in unrealized and realized gains and losses recognized is summarized in the following table:


                                   Three Months Ending September 30             Nine Months Ending September 30
                                        2002              2001                      2002              2001
                                        ----              ----                      ----              ----
     Bristol Retail Solutions       $         -0-    $         -0-              $         -0-    $      28,644
     VoiceFlash Networks, Inc.           (36,921)        (735,246)                     16,357        (851,151)
     Chequemate International            (42,689)         (41,644)                  (382,747)         (78,083)
     Edmin.com, Inc.                       10,125              -0-                     10,125          567,000
     iBEAM Broadcasting
        Corporation                           -0-        (232,722)                        -0-        (577,259)
     Feed Management Systems                  -0-              -0-                    204,913              -0-
     McLeodUSA, Inc.                          653        (148,119)                        653        (425,703)
     Media Sciences International        (10,873)              -0-                   (22,303)              -0-
     IMED Devices, Inc.                       -0-              -0-                    100,000              -0-
     ServeCore Business
        Solutions, Inc.                 (990,000)              -0-                  (990,000)              -0-
     Object Space, Inc.                       -0-              -0-                    404,800        (200,000)
                                    -------------    -------------              -------------    -------------
     Unrealized loss                $ (1,069,705)    $ (1,157,731)              $   (658,202)    $ (1,536,552)
                                    =============    =============              =============    =============


                                   Three Months Ending September 30             Nine Months Ending September 30
                                        2002              2001                      2002              2001
                                        ----              ----                      ----              ----
     Chequemate International       $         -0-    $         -0-              $      10,889    $         -0-
     Object Space, Inc.                       -0-              -0-                  (404,800)              -0-
                                    -------------    -------------              -------------    -------------
     Realized loss                  $         -0-    $         -0-              $   (393,911)    $         -0-
                                    =============    =============              =============    =============

VoiceFlash Networks, Inc., Chequemate International, Inc., McLeodUSA, Inc., and Cadapult Graphic Systems are all publicly traded companies. Valuation of these securities as of September 30, 2002 is based upon actual market value less appropriate reserves to reflect restrictions on sales. During the second quarter of 2002, 125,000 shares of Chequemate were sold, resulting in a realized gain of $10,889. The increase in Feed Management Systems and IMED Devices reflects management's increased estimated valuation of these privately held companies. 400,000 shares of IMED Devices were received during 2002 in conjunction with the investment in Futuremed, with management estimating the value at $.25 per share. The SBIC received 4,500 shares of EDmin.com preferred stock as a dividend in lieu of cash during the third quarter of 2002 and valued accordingly. The unrealized loss of ServeCore Business Solutions reflects management's estimation that no value should be attributed to this investment at this time. ObjectSpace is a reclassification from an unrealized loss to a realized loss.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents amounted to $1,060,306 at September 30, 2002 and $1,631,387 at December 31, 2001. Net cash from operating activities was a net use of cash of $571,081 for the nine months ending September 30, 2002, and a net source of cash of $963,725 for the same period in 2001, with the difference attributable to the Kinseth payoff in 2001.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. The Trustees have declared no distributions during 2002. Distributions from the Trust's wholly owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At September 30, 2002, the SBIC had a deficit of "earnings available for distribution" in the amount of $7,296,626. Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. Distributions payable of $3,769,267 have been accrued as of September 30, 2002.

Berthel SBIC, LLC ("SBIC"), a wholly owned subsidiary of the Trust, is in violation of the maximum capital impairment percentage permitted by the SBA. On August 26, 2002, the SBIC received notice from the SBA, dated August 22, 2002, that the SBIC was in default pursuant to the terms of subordinated debentures issued by the SBIC. Pursuant to the notice the SBA made demand for repayment of $9,500,000 (plus accrued interest) outstanding pursuant to the subordinated debentures. Management will be negotiating terms of the repayment with the SBA and anticipates the disposal of assets in the SBIC in order to repay the debentures. The actions taken by the SBA may impact the SBIC's ability to continue as a going concern. The assets and liabilities of the SBIC as of September 30, 2002 are $9,686,293 and $9,620,210, respectively.

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

As of September 30, 2002, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At September 30, 2002, the amount at risk was $8,448,426 and consisted of the following:

                                                         Cost        Valuation
                                                     ------------   -----------
Debt securities and loans                            $  5,013,082   $ 3,645,103
Preferred stocks                                        2,662,750     2,581,827
Common stocks                                           3,550,432     1,280,732
Warrants and options to purchase common stock             461,246       940,764
                                                     ------------   -----------
Total loans and investments                          $ 11,687,510   $ 8,448,426
                                                     ============   ===========

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Trust's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Trust's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective in timely alerting them to material information relating to the Trust required to be included in the Trust's periodic SEC filings. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a). Exhibits

         Exhibit 99.1 First Clearing Corporation Account Agreement-Berthel Growth & Income Trust I

         Exhibit 99.2 First Clearing Corporation Account Agreement-Berthel SBIC, LLC

         Exhibit 99.3      Fidelity Bond

         Exhibit 99.4      Section 906 Certification of Chief Executive Officer

         Exhibit 99.5      Section 906 Certification of Chief Financial Officer

b). A report on Form 8-K was filed on August 29, 2002 relating to the SBA demand for repayment of the subordinated debentures.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)



Date:    November 11, 2002               /s/ Ronald O. Brendengen
         -----------------               ---------------------------------------
                                         Ronald O. Brendengen, Chief Financial
                                         Officer, Treasurer


Date:    November 11, 2002               /s/ Daniel P. Wegmann
         -----------------               ---------------------------------------
                                         Daniel P. Wegmann, Controller


Date:    November 11, 2002               /s/ Henry Royer
         -----------------               ---------------------------------------
                                         Henry Royer, Executive Vice President

                       FORM OF CERTIFICATION OF RULE 302

I, Thomas J. Berthel, President and Chief Executive Officer of Berthel Fisher & Company Planning, Inc., the Trust Advisor of Berthel Growth & Income Trust I, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Berthel
Growth & Income Trust I;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002                        /s/ Thomas J. Berthel
                                         President and Chief Executive Officer
                                         Berthel Fisher & Company Planning, Inc.
                                         Trust Advisor
                                         Berthel Growth & Income Trust I

                       FORM OF CERTIFICATION OF RULE 302

I, Ronald O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Planning, Inc., the Trust Advisor of Berthel Growth & Income Trust I, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Berthel Growth & Income Trust I;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002                        /s/ Ronald O. Brendengen
                                         Chief Financial Officer
                                         Berthel Fisher & Company Planning, Inc.
                                         Trust Advisor
                                         Berthel Growth & Income Trust I