Form 10-K
period 2002-12-31
BERTHEL GROWTH & INCOME TRUST I
filed 2003-03-27
CIK 937969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from        to        .
                                                        --------  --------

                         Commission File Number 33-89506

                         BERTHEL GROWTH & INCOME TRUST I
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                               52-1915821
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          701 Tama Street, Marion, Iowa             52302
                     --------------------------------------        --------
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

                          Shares of Beneficial Interest
                                 --------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 4, 2003, 10,541 Shares of Beneficial Interest were issued and outstanding. Based on the book value as of December 31, 2002, the aggregate market value at March 4, 2003 was $0.

                            EXHIBIT INDEX AT PAGE 33

                         BERTHEL GROWTH & INCOME TRUST I
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.   Business.........................................................   3
Item 2.   Properties.......................................................   4
Item 3.   Legal Proceedings................................................   4
Item 4.   Submission of Matters to a Vote of Shareholders..................   4


                                     PART II

Item 5.   Market for the Registrant's Common Equity
          and Related Shareholder Matters..................................   4
Item 6.   Selected Financial Data..........................................   5
Item 7.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.................   5
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk........  10
Item 8.   Financial Statements and Supplementary Data......................  10
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........................  28


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...............  28
Item 11.  Executive Compensation...........................................  30
Item 12.  Security Ownership of Certain Beneficial Owners and Management...  31
Item 13.  Certain Relationships and Related Transactions...................  31
Item 14.  Controls and Procedures..........................................  31


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  31
          Signatures.......................................................  32
          Exhibit Index....................................................  33
          Certifications...................................................  34

                                     PART I
Item 1. Business
        --------
Berthel Growth & Income Trust I (the "Trust"), a Delaware business trust that has elected to be treated as a business development company under the Investment Company Act of 1940, was organized on February 10, 1995. The Trust's Registration Statement was declared effective June 21, 1995, at which time the Trust began offering Shares of Beneficial Interest ("shares"). The underwriting period was completed on June 21, 1997, with a total of $10,541,000 raised. The Trust's principal office is located at 701 Tama Street, Marion, Iowa 52302. The Trust is a closed-end management investment company intended as a long-term investment and not as a trading vehicle.

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

In 2002, the Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 26, 2002, the SBIC received notice from the SBA, dated August 22, 2002, that the SBIC was in default pursuant to the terms of subordinated debentures issued by the SBIC. Pursuant to the notice the SBA made demand for repayment of $9,500,000 (plus accrued interest) outstanding pursuant to the subordinated debentures. Management will be negotiating terms of the repayment with the SBA and anticipates the disposal of assets in the SBIC in order to repay the debentures. The actions taken by the SBA may impact the SBIC's ability to continue as a going concern. The assets and liabilities of the SBIC as of December 31, 2002 are $9,501,867 and $9,803,554, respectively.

The above factors may raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the SBIC will be successful in negotiating the terms of the debentures with the SBA. Even if terms are successfully negotiated, no assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

Item 2. Properties
        ----------
The Trust does not own or lease any real estate.

Item 3. Legal Proceedings
        -----------------
None

Item 4.  Submission of Matters to a Vote of Shareholders
         -----------------------------------------------
No matters were submitted to a vote of shareholders, through the solicitation of proxies or otherwise during the period covered by this report.


                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
          -----------------------------------------------------------------
          Matters
          -------

The Registrant's shares are not publicly traded. There is no established public trading market for the Shares of Beneficial Interest of the Trust and it is unlikely that any will develop. The Trust Advisor will resist the development of a public market for the shares.

                                                             Number of Shares of
                                  Number of Shareholders     Beneficial Interest
         Title of Class              at March 4, 2003         at March 4, 2003
         -----------------------------------------------------------------------
         Shares of Beneficial
         Interest                           881                   10,541

The Trust accrued an underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the final closing. Shareholders were paid $250,000 in July 1996 and $493,897 in July 1997, leaving $522,791 of the underwriting return remaining to be paid. There remains to be paid $3,610, which represents interest earned by the Trust on the investor's funds held in escrow through the initial closing. Since the final closing, a priority return at 8% simple interest has been accrued. The earned priority return amounted to $843,280 in 1998, $843,279 in 1999, $845,590 in 2000, $843,280 in 2001, and $843,280 in 2002. Priority return distributions were $569,029 in 1998, $486,550 in 1999, and $0 in 2000, 2001, and
2002. Priority return distributions payable at December 31 of each year were $566,539, $923,268, $1,768,858, $2,612,138, and $3,455,418 for 1998, 1999, 2000,
2001, and 2002 respectively.



The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2002.
Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At December 31, 2002, the SBIC had a deficit of "earnings available for distribution" in the amount of $7,703,551 and, accordingly, no distributable cash.

Item 6.  Selected Financial Data
         -----------------------
                                                                Year Ended December 31
                                -----------------------------------------------------------------------------------
                                    2002              2001              2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
Total assets                    $  9,558,093      $ 11,478,789      $ 13,692,384     $ 13,316,795      $ 12,381,442
Debentures payable                 9,500,000         9,500,000         9,500,000        5,550,000               -0-
Net increase (decrease) in
 net assets resulting
 from operations                  (1,907,247)       (2,126,852)       (3,773,281)      (4,229,880)         5,444,032
Unrealized gain (loss)
 on investments                    1,682,463        (1,157,960)       (3,483,551)      (2,195,298)         5,255,928
Realized (loss) on investments    (2,978,023)         (486,372)               -0-      (1,930,000)               -0-
Net operational increase
 (decrease) in net assets
 per beneficial share                (180.94)          (201.78)          (357.96)         (401.28)            516.46
Distributions per beneficial share       -0-               -0-               -0-            46.16              53.98

The above selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------
Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments.
Interest income for the past three years is summarized as follows:

                                         2002          2001         2000
                                         ----          ----         ----
        Portfolio investments          $ 513,720     $ 706,318    $ 796,285
        Money market                      25,180        21,246       17,694
                                       ---------     ---------    ---------
        Interest income                $ 538,900     $ 727,564    $ 813,979
                                       =========     =========    =========

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

Dividend income was $152,095 in 2002, $158,667 in 2001, and $247,000 in 2000,
reflecting dividends earned on preferred stock investments. The decrease in 2001 from 2000 is due to a decrease in dividends from two portfolio companies. One company did not pay dividends in the first two quarters of 2001, but resumed paying dividends for the third and fourth quarters. The other company, Bristol
Retail Solutions, merged with VoiceFlash Networks, Inc. and the Trust received preferred stock in VoiceFlash. However, no dividends were paid on the VoiceFlash investment. Dividend income in 2002 was relatively consistent with 2001.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $263,907 in 2002, $314,313 in 2001, and $404,960 in 2000. The decrease is a result of the lower investment base. Management fees are paid to the Trust Advisor, in accordance with the management agreement.

                                       5



Trustee fees were $34,000 in 2002, $32,000 in 2001, and $34,000 in 2000. As
compensation for services rendered to the Trust, each Independent Trustee is paid $1,000 per month plus $1,000 per board meeting attended, up to a maximum of $24,000 in meeting fees per year.

Professional fees were $98,894 in 2002, $73,898 in 2001, and $65,663 in 2000, and includes legal and accounting expenses. The increase is due to an increase in legal fees relating to the possibility of restructuring the Trust resulting from the SBIC being in violation of the maximum capital impairment percentage permitted by the SBA and also due to higher audit and accounting fees.

Interest expense is on debentures payable to the SBA through its wholly owned subsidiary, Berthel SBIC, LLC and was $794,025 in 2002, $806,446 in 2001, and
$683,479 in 2000. The Trust has issued debentures totalling $9,500,000 for which the SBA has demanded repayment as described in the following paragraph.

In 2002, the Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On
August 26, 2002, the SBIC received notice from the SBA, dated August 22, 2002, that the SBIC was in default pursuant to the terms of subordinated debentures issued by the SBIC. Pursuant to the notice the SBA made demand for repayment of $9,500,000 (plus accrued interest) outstanding pursuant to the subordinated debentures. Management will be negotiating terms of the repayment with the SBA and anticipates the disposal of assets in the SBIC in order to repay the debentures. The actions taken by the SBA may impact the SBIC's ability to continue as a going concern. The assets and liabilities of the SBIC as of December 31, 2002 are $9,501,867 and $9,803,554, respectively.

The above factors may raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the SBIC will be successful in negotiating the terms of the debentures with the SBA. Even if terms are successfully negotiated, no assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The changes in unrealized gains and losses and the realized gains and losses on investments recognized during the previous three years are summarized in the following table:

Change in unrealized gains (losses):
------------------------------------
                                             2002           2001           2000
                                         -----------    -----------    -----------
McLeodUSA, Inc.                          $   610,000    $  (444,494)   $  (165,506)
LIVEware5, Inc.                                  -0-            -0-        297,750
Object Space, Inc.                           404,800       (200,000)      (200,000)
Physicians Total Care, Inc.                      -0-       (400,000)      (411,795)
Bristol Retail Solutions                         -0-         28,644        (28,644)
VoiceFlash Networks, Inc.                    784,704       (784,704)           -0-
Chequemate International                    (411,207)       136,848        274,359
VisionComm, Inc.                                 -0-            -0-     (1,450,000)
Feed Management. Systems, Inc.
   (formerly Easy Systems, Inc.)             204,913            -0-       (977,422)
EDmin.com                                     20,477        567,000            -0-
Media Sciences International
   (formerly Cadapult Graphic Systems)       (31,224)           -0-            -0-
Futuremed Interventional, Inc.                   -0-        662,666            -0-
IMED Devices, Inc.                           100,000            -0-            -0-
Pickerman's Development Company                  -0-       (633,033)           -0-
iBEAM Broadcasting Corporation                   -0-        (90,887)        90,887
Webcasts.com, Inc.                               -0-            -0-       (913,180)
                                         -----------    -----------    -----------
                                         $ 1,682,463    $(1,157,960)   $(3,483,551)
                                         ===========    ===========    ===========

                                       6

Realized gains (losses):
------------------------
                                        2002            2001            2000
                                        ----            ----            ----
iBEAM Broadcasting Corporation     $        -0-    $   (486,372)    $       -0-
McLeodUSA, Inc.                        (609,363)            -0-             -0-
Object Space, Inc.                     (404,800)            -0-             -0-
VoiceFlash Networks, Inc.            (1,000,000)            -0-             -0-
Chequemate International                 26,140             -0-             -0-
ServeCore Business Solutions           (990,000)            -0-             -0-
                                   ------------    ------------    ------------
                                   $ (2,978,023)   $   (486,372)   $        -0-
                                   ============    ============    ============

The change in the unrealized gains and losses and the realized gains and losses are the result of carrying the Trust's portfolio of loans and investments at fair value. The fair value of the loans and investments are approved by the Independent Trustees, and in the case of the SBIC, are in accordance with SBA regulations. The realized gains and losses reflect investments that have either been sold or written off as deemed to be worthless. Securities that are traded publicly are valued at the market price less any appropriate discount for reasons of liquidity or restrictions.

Investment Activity
The Trust's investment objective is to provide capital appreciation and current income by investing in debt, preferred stock, and related equity securities issued by small and medium sized companies.

The Trust's new investments for the past three years are summarized by type of investment as follows:

                                       2002           2001           2000
                                       ----           ----           ----
Debt securities & loans            $       -0-    $   236,959     $ 2,646,115
Preferred stock                         36,405            -0-       1,043,538
Common stocks and warrants              53,483         25,561       1,057,785
                                   -----------    -----------     -----------
                                   $    89,888    $   262,520     $ 4,747,438
                                   ===========    ===========     ===========

Debt repayments and proceeds from the sale of securities for the past three years are as follows:

                                       2002           2001            2000
                                       ----           ----            ----
Debt repayments                    $   133,800    $ 1,750,000     $   509,120
Proceeds from sale of securities        26,776            -0-             -0-

Investment Portfolio
The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that are in need of capital and that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust, through its Trust Advisor, directs its investment efforts to small and medium sized companies which, in the view of the Trust Advisor, provides opportunities for significant capital appreciation and prudent diversification of risk. The
Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics. The
Trust's investments at December 31, 2002, 2001, and 2000 are summarized by type of investment in the table below.

                                                            December 31, 2002
                                                            -----------------
                                                 Cost                            Fair Value
                                            --------------                      -------------
Debt securities and loans                   $    4,963,477                      $   3,595,498
Preferred stocks                                 1,861,071                          2,448,548
Warrants to purchase common stock                  281,329                            871,146
Common stocks                                    1,951,572                          1,243,839
                                            --------------                      -------------
                                            $    9,057,449                      $   8,159,031
                                            ==============                      =============

                                                            December 31, 2001
                                                            -----------------
                                                 Cost                            Fair Value
                                            --------------                      -------------
Debt securities and loans                   $    5,833,110                      $   3,787,709
Preferred stocks                                 3,349,550                          2,525,913
Warrants to purchase common stock                  461,246                            952,196
Common stocks                                    2,420,667                          2,217,874
                                            --------------                      -------------
                                            $   12,064,573                      $   9,483,692
                                            ==============                      =============

                                                            December 31, 2000
                                                            -----------------
                                                 Cost                            Fair Value
                                            --------------                      -------------
Debt securities and loans                   $    7,290,598                      $   6,386,784
Preferred stocks                                 3,349,549                          2,844,750
Warrants to purchase common stock                  435,685                            407,041
Common stocks                                    2,907,039                          2,921,376
                                            --------------                      -------------
                                            $   13,982,871                      $  12,559,951
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

Berthel Fisher & Company, Inc., the parent of the Trust Advisor, has $2.2 million of unsecured debt that was due December 31, 2002. Berthel Fisher &
Company, Inc. has not paid this debt as of the filing of this report and is in default. Since Berthel Fisher & Company, Inc. is in default, its creditors could take legal action to enforce their right to repayment. Ultimately, this could result in the bankruptcy of Berthel Fisher & Company, Inc. Since the Trust
Advisor is a subsidiary and asset of Berthel Fisher & Company, Inc., the bankruptcy of Berthel Fisher & Company, Inc. could cause the Trust Advisor to be

                                       8



unable to continue as a going concern. If this were to happen, the Trust would need to appoint a new trust advisor. The new trust advisor could require additional fees and charges that would have a significant negative impact on Trust.

Liquidity and Capital Resources
                                               2002           2001             2000
                                               ----           ----             ----
Major Cash Sources (Uses):
     Issuance of debentures                $       --     $       --       $  3,950,000
     Deferred financing costs incurred             --             --            (98,751)
     Changes in loans and investments            70,693       1,487,478      (4,238,317)

Cash and cash equivalents amounted to $1,125,133, $1,631,387, and $684,244 as of December 31, 2002, 2001, and 2000, respectively. Net cash from operating activities was a net use of cash of $506,254 in 2002 compared to a net source of cash of $947,145 in 2001. This decrease in cash flow is primarily due to the net changes in loans and investments. The net use of cash of $506,254 in 2002 is due to the net investment loss of $611,687.

In 2002, the Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On
August 26, 2002, the SBIC received notice from the SBA, dated August 22, 2002, that the SBIC was in default pursuant to the terms of subordinated debentures issued by the SBIC. Pursuant to the notice the SBA made demand for repayment of $9,500,000 (plus accrued interest) outstanding pursuant to the subordinated debentures. Management will be negotiating terms of the repayment with the SBA and anticipates the disposal of assets in the SBIC in order to repay the debentures. The actions taken by the SBA may impact the SBIC's ability to continue as a going concern. The assets and liabilities of the SBIC as of December 31, 2002 are $9,501,867 and $9,803,554, respectively.

The above factors may raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the SBIC will be successful in negotiating the terms of the debentures with the SBA. Even if terms are successfully negotiated, no assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. The Independent Trustees must approve distributions. The Trustees declared no distributions during 2002.
Distributions from the Trust's wholly-owned subsidiary, Berthel SBIC, LLC, to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At December 31, 2002, the SBIC had a deficit of "earnings available for distribution" in the amount of $7,703,551 and, accordingly, no distributable cash.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997.
A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Accrued underwriting and priority returns amounted to $3,981,819, $3,138,539, and $2,295,259 as of December 31, 2002, 2001, and 2000,
respectively. No distributions have been paid to beneficial owners of the Trust since 1999.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

                                       9

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------
The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment at December 31, 2002 are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of December 31, 2002, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees rely on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At December 31, 2002, the amount at risk was $8,159,031. The portfolio consisted of the following at December 31, 2002:

                                             Cost               Fair Value
                                        --------------         -------------
Debt securities and loans               $    4,963,477         $   3,595,498
Preferred stocks                             1,861,071             2,448,548
Warrants to purchase common stock              281,329               871,146
Common stocks                                1,951,572             1,243,839
                                        --------------         -------------
                                        $    9,057,449         $   8,159,031
                                        ==============         =============


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The following financial statements and related information as of the years ended December 31, 2002, 2001 and 2000 are included in Item 8:

         Independent Auditors' Report
         Consolidated Statements of Assets and Liabilities
         Consolidated Statements of Operations
         Consolidated Statements of Changes in Net Assets (Liabilities) Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Independent Trustees and Shareholders of
Berthel Growth & Income Trust I

We have audited the accompanying consolidated statements of assets and liabilities of Berthel Growth & Income Trust I and subsidiary (the "Trust") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in net liabilities, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2002 have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, the Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, Berthel SBIC, a wholly owned subsidiary of the Trust, is in default under the terms of its SBA debentures. These events raise substantial doubt about the Trust's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, loans and investment securities not readily marketable amounting to $8,159,033 as of December 31, 2002 have been valued at fair value, as determined by the Independent Trustees ("Trustees"). We have reviewed the procedures applied by the Trustees in valuing such investments and have inspected underlying documentation and, in the circumstances, we believe that the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Trustees' estimates of fair values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

/s/  DELOITTE & TOUCHE LLP
-----------------------------
     DELOITTE & TOUCHE LLP


Cedar Rapids, Iowa
March 15, 2003



BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 2002 AND 2001
------------------------------------------------------------------------------------------

                                                                      2002            2001
ASSETS:

  Loans and investments (Notes 2, 4, and 8)                   $  8,159,033    $  9,483,692
  Cash and cash equivalents                                      1,125,133       1,631,387
  Interest and dividends receivable, net of allowance for
    doubtful accounts of $11,056 in 2001 (Note 2)                   75,591         122,653
  Deferred financing costs                                         198,336         239,426
  Other receivables                                                                  1,631
                                                              ------------    ------------
           Total assets                                          9,558,093      11,478,789
                                                              ------------    ------------

LIABILITIES:

  Accrued interest payable                                    $    267,328    $    267,328
  Accounts payable and other accrued expenses                       47,317          52,456
  Due to affiliate (Notes 3 and 4)                                   3,000           3,200
  Deferred income                                                   13,426          21,536
  Distributions payable to shareholders (Note 5)                 3,981,819       3,138,539
  Debentures (Note 6)                                            9,500,000       9,500,000
                                                              ------------    ------------
           Total liabilities                                    13,812,890      12,983,059
                                                              ------------    ------------

NET ASSETS (LIABILITIES) (equivalent to $(403.64) per share
   in 2002, and $(142.71) per share in 2001)                  $ (4,254,797)   $ (1,504,270)
                                                              ============    ============

Net assets (liabilities) consist of:
  Shares of beneficial interest, net of syndication costs
    of $1,507,237, 25,000 shares authorized - 10,541 shares
    issued and outstanding in 2002 and 2001                   $  2,038,016    $  3,492,983
  Accumulated net realized losses                               (5,394,395)     (2,416,372)
  Accumulated net unrealized losses                               (898,418)     (2,580,881)
                                                              ------------    ------------
                                                              $ (4,254,797)   $ (1,504,270)
                                                              ------------    ------------


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
------------------------------------------------------------------------------------------------

                                                              2002           2001           2000
REVENUES:
  Interest income                                      $   538,900    $   727,564    $   813,979
  Dividend income                                          152,095        158,667        247,000
  Application, closing and other fees                        8,111         10,368         13,354
                                                       -----------    -----------    -----------
           Total revenues                                  699,106        896,599      1,074,333
                                                       -----------    -----------    -----------
EXPENSES:
  Management fees (Note 4)                                 263,906        314,313        404,960
  Administrative services (Note 4)                          38,400         38,400         38,400
  Trustee fees                                              34,000         32,000         34,000
  Professional fees                                         98,894         73,898         65,663
  Interest expense (Notes 3 and 6)                         794,025        806,446        683,479
  Other general and administrative expenses                 81,568        114,062        137,561
                                                       -----------    -----------    -----------
           Total expenses                                1,310,793      1,379,119      1,364,063
                                                       -----------    -----------    -----------

NET INVESTMENT LOSS                                       (611,687)      (482,520)      (289,730)

CHANGE IN UNREALIZED LOSS ON
  INVESTMENTS (Note 2)                                   1,682,463     (1,157,960)    (3,483,551)

REALIZED LOSS ON INVESTMENTS (Note 2)                   (2,978,023)      (486,372)          --
                                                       -----------    -----------    -----------

NET LOSS ON INVESTMENTS                                 (1,295,560)    (1,644,332)    (3,483,551)

NET DECREASE IN NET ASSETS                             $(1,907,247)   $(2,126,852)   $(3,773,281)
                                                       ===========    ===========    ===========


See notes to consolidated financial statements.                                                           (Continued)

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (CONCLUDED)
------------------------------------------------------------------------------------------------------

                                                           2002             2001             2000

PER BENEFICIAL SHARE DATA:
  Investment income                                   $       66.32    $       85.06    $      101.92
  Expenses                                                  (124.35)         (130.84)         (129.40)
                                                      -------------    -------------    -------------

NET INVESTMENT LOSS                                          (58.03)          (45.78)          (27.48)
                                                      -------------    -------------    -------------
CHANGE IN UNREALIZED LOSS ON
  INVESTMENTS                                                159.61          (109.85)         (330.48)

REALIZED LOSS ON INVESTMENTS                                (282.52)          (46.15)         --
                                                      -------------    -------------    -------------

NET LOSS ON INVESTMENTS                                     (122.91)         (156.00)         (330.48)
                                                      -------------    -------------    -------------

NET DECREASE IN NET ASSETS                            $     (180.94)   $     (201.78)   $     (357.96)
                                                      =============    =============    =============

WEIGHTED AVERAGE SHARES                                      10,541           10,541           10,541
                                                      =============    =============    =============

PRO FORMA AMOUNTS APPLYING THE
  METHODOLOGY OF ORGANIZATION COSTS
  RETROACTIVELY:
    Net decrease in net assets                        $  (1,907,247)   $  (2,126,852)   $  (3,773,281)
    Net decrease in net assets per beneficial share   $     (180.94)   $     (201.76)   $     (357.96)


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------

                                                  Shares of            Accumulated    Accumulated
                                             Beneficial Interest           Net            Net         Total Net
                                          -------------------------     Realized      Unrealized       Assets
                                             Shares        Amount        Losses      Gains (Losses) (Liabilities)

BALANCE AT DECEMBER 31, 1999                   10,541   $ 5,954,103    $(1,930,000)   $ 2,060,630    $ 6,084,733

  Net investment loss                                      (289,730)                                    (289,730)
  Unrealized loss on investments                                                       (3,483,551)    (3,483,551)
  Distributions payable to shareholders
     ($80.22 per beneficial share)                         (845,590)                                    (845,590)
                                          -----------   -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2000                   10,541     4,818,783     (1,930,000)    (1,422,921)     1,465,862

  Net investment loss                                      (482,520)                                    (482,520)
  Unrealized loss on investments                                                       (1,157,960)    (1,157,960)
  Realized loss on investments                                            (486,372)                     (486,372)
  Distributions payable to shareholders
    ($80 per beneficial share)                   --        (843,280)          --             --         (843,280
                                          -----------   -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2001                   10,541     3,492,983     (2,416,372)    (2,580,881)    (1,504,270)

  Net investment loss                                      (611,687)                                    (611,687)
  Unrealized loss on investments                                                        1,682,463      1,682,463
  Realized loss on investments                                          (2,978,023)                   (2,978,023)
  Distributions payable to shareholders
     ($80 per beneficial share)                  --        (843,280)          --             --         (843,280)
                                          -----------   -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2002                   10,541   $ 2,038,016    $(5,394,395)   $  (898,418)   $(4,254,797)
                                          ===========   ===========    ===========    ===========    ===========


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
---------------------------------------------------------------------------------------------------------

                                                                    2002          2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net decrease in net assets                                    $(1,907,247)   $(2,126,852)   $(3,773,281)
  Adjustments to reconcile net increase (decrease) in net
    assets to net cash flows from operating activities:
    Amortization of deferred financing costs                         41,090         45,356         41,095
    Accretion of discount on debt securities                        (41,590)       (55,553)       (30,683)
    Provision for losses on interest and dividends receivable          --           11,056         48,868
    Change in unrealized loss on investments                     (1,682,463)     1,157,960      3,483,551
    Realized loss on investments                                  2,978,023        486,372           --
    Changes in operating assets and liabilities:
      Loans and investments                                          70,693      1,487,478     (4,238,317)
      Interest and dividends receivable                              47,059         22,410        (36,639)
      Deferred financing costs                                         --             --           (1,082)
      Other receivables                                               1,631          5,659          3,078
      Accrued interest payable                                         --            9,943        184,112
      Accounts payable and other accrued expenses                    (5,139)        13,249        (20,125)
      Due to affiliate                                                 (200)      (101,824)        16,903
      Deferred income                                                (8,111)        (8,111)        17,980
                                                                -----------    -----------    -----------
           Net cash flows from operating activities                (506,254)       947,143     (4,304,540)
                                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred financing costs incurred                                    --             --          (98,751)
  Proceeds from issuance of debentures                                 --             --        3,950,000
                                                                -----------    -----------    -----------
           Net cash flows from financing activities                    --             --        3,851,249
                                                                -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                             (506,254)       947,143       (453,291)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                          1,631,387        684,244      1,137,535
                                                                -----------    -----------    -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                              $ 1,125,133    $ 1,631,387    $   684,244
                                                                ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid for interest                                        $   794,025    $   796,503    $   499,367
  Noncash financing activities - Distributions payable
    to shareholders                                                 843,280        843,280        845,590


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


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

     Going Concern Considerations - During the years ended December 31, 2002 and 2001, the Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, the SBIC was in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the Small Business Administration advising that the SBIC must cure its default on the outstanding debentures prior to March 22, 2002. Since March, the capital impairment violation has not been cured.

     On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. Management intends to continue negotiations with the SBA regarding the interest rate and 1% SBA loan fees on the debentures that have been called.

     The assets and liabilities of the SBIC are $9,501,867 and $9,803,554, respectively. These factors may raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the SBIC will be successful in negotiating the terms of the debentures with the SBA. If the terms are successfully negotiated, no assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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



2.   LOANS AND INVESTMENTS


                                                                                                Valuation
                                                                                       ---------------------------
Company                                                Security                             2002          2001
-------                                                --------                        ---------------------------

Communications and Software:

Chequemate International, Inc.          371,823 shares of common stock, $80,313
------------------------------          unrealized loss in 2002 due to market
 Cable television & hotel               conditions; $80,313 unrealized gain
   programming industry                 recognized during 2001 based on market
                                        transactions, cost $0*                           $     --     $   80,313

                                        1,279,911 (1,534,911 in 2001) shares of
                                        common stock received in exchange for
                                        surrender of warrants and convertible
                                        note during 2001, realized gain of
                                        $26,139 in 2002 due to sale of 255,000
                                        shares of common stock; unrealized loss
                                        of $330,893 in 2002 due to market
                                        conditions; unrealized gain of $330,893
                                        in 2001 due to market conditions, cost
                                        $0*                                                    --        330,893


McLeod USA, Inc.                        38,877 shares of common stock, realized
----------------                        loss of $609,363 recognized in 2002 due
 Telecommunications industry            to sale of 38,877 shares of common
                                        stock, $444,494 unrealized loss
                                        recognized during 2001 due to
                                        bankruptcy, cost $610,000                              --           --


Object Space, Inc.                      108,108 shares of Series B Subordinated
------------------                      Convertible Preferred Stock with put
 Provider of information                options beginning January 2003, realized
   technology services                  loss of $404,800 based on operating
   and software products                results; $200,000 unrealized loss
                                        incurred during 2001 based on operating
                                        results, cost $404,799*                                --           --


EDmin.com, Inc.                         209,101 shares of 9% Cumulative
---------------                         Redeemable Convertible Series A
 Provider of internet-based             Preferred Stock, with call options
   software products,                   beginning May 2004, unrealized gain of
   technology planning and              $20,477 in 2002 and $522,000 in 2001
   systems integration                  based on subsequent equity financing,
   to educational institutions          cost $728,000                                     1,306,881    1,250,000

                                        Warrant to purchase 20,000 common shares
                                        at $4 per share expiring December 2004,
                                        unrealized gain of $45,000 recognized in
                                        2001 based on subsequent equity
                                        financing, cost $0*                                  45,000       45,000


Media Sciences International, Inc.      100,000 shares of 11.5% Series A
----------------------------------      Cumulative Convertible Preferred Stock
 (formerly Cadapult Graphic Systems,    with call options, cost $930,000                    930,000      930,000
   Inc.) systems, peripherals,
   supplies and services to visual      *Warrant to purchase 323,000 common
   communicators and graphics           shares at prices ranging from $3.125 to
   professionals                        $4.50 per share, expiring October 2004
                                        through December 2004, 1999 cost $0                    --           --

                                        Options to purchase 25,000 shares of
                                        common stock at prices ranging from $.65
                                        to $2.19 per share, expiring July 2010,
                                        2000 cost $0*                                          --           --

                                        52,273 shares of Common stock,
                                        unrealized loss of $31,224 due to market
                                        conditions, cost basis $52,273                       21,049         --


Total Communications and Software (28% of total loans and investments as of
 December 31, 2002 and 2001, respectively)                                                2,302,930    2,636,206

                                                                                                   Valuation
                                                                                          ---------------------------
Company                                                Security                                2002          2001
-------                                                --------                           ---------------------------

Healthcare Products & Services
Physicians Total Care, Inc.             10% uncollateralized note due September
---------------------------             2004, interest payments beginning
 Provider of prescription medication    October 2000, $400,000 unrealized loss
   systems physicians' offices for      incurred during 2001 based on operating
   point-of-care dispensing to          results, cost $807,795*                                --           --
   patients
                                        Warrants to purchase 350,000 common
                                        shares at $.035 to $5 per share (upon
                                        the occurrence of a specified event,
                                        210,000 shares have an exercise price of
                                        $1 per share), expiring September 2006
                                        with put options beginning October 2004
                                        and terminating upon occurrence of a
                                        specified event, cost $0*                              --           --


Inter-Med, Inc.                         1,743.248 common shares with put options
---------------                         beginning May 2006 and call options
 Manufacturer and importer of           beginning May 2007, both expiring upon
   products for the U.S. dental         the occurrence of a specified event,
   market                               cost $650,000*                                      650,000      650,000

                                        12% promissory note $150,000 due July
                                        2005, $50,000 due July 2006, 2002 cost
                                        $187,875, 2001 cost $183,416                        187,875      183,416

                                        Warrants to purchase 748.0551 shares of
                                        common stock at $.01 per share expiring
                                        May 2009 - July 2010, cost $22,271*                  22,271       22,271


Futuremed Interventional, Inc           13.5% secured promissory note due.
------------------------------          February 2005, 2002 cost $955,523, 2001
 Medical device manufacturer            cost $934,995                                       995,523      934,995

                                        Warrants to purchase 383,111 shares of
                                        common stock at $.01 per share expiring
                                        February 2007 with put options beginning
                                        February 2005 or upon the occurrence of
                                        a specified event, unrealized gain of
                                        $662,666 in 2001 due to subsequent
                                        equity financing, cost $102,640*                    775,306      765,306

                                        400,000 shares of IMED common stock (a
                                        Futuremed affiliate), unrealized gain of
                                        $100,000 in 2002 based on operating
                                        results, cost $0                                    100,000
                                                                                          ---------    ---------


Total Healthcare Products & Services (32%  and 26.9% of total loans and
   investments as of December 31, 2002 and 2001, respectively)                            2,680,975    2,555,988
                                                                                          ---------    ---------

                                                                                                   Valuation
                                                                                          ---------------------------
Company                                                Security                                2002          2001
-------                                                --------                           ---------------------------

Manufacturing
Hicklin Engineering, L.C.               10% secured subordinated note due June
-------------------------               2003, cost $400,000                                  400,000      400,000
 Designs, manufactures and
 distributes drive                      Warrant to purchase 6,857 membership
 train component test equipment         interests at $.01 per share expiring May
 and dynometer systems                  2006 with put options beginning June
                                        2003, exercised in 2002, cost $0*                       --           --

                                        12% unsecured subordinated note,
                                        principal due January 2001 through
                                        December 2004, cost $13,800                             --         13,800

                                        68,570 units of membership interest
                                        (converted from warrants exercised in
                                        2002)                                                    69          --


Feed Management Systems                 11% unsecured subordinated debenture due
 (formerly Easy Systems, Inc.)          March 2004 with interest payments
  ---------------------------           beginning March 2000, converted into
  Provides control systems and          shares of Feed Management Systems common
  proprietary  software primarily       stock in 2002                                           --        100,000
  for the agricultural industy
                                        Warrants to purchase 531,393 shares of
                                        common stock at $2.10 per share with put
                                        options beginning 2004 and expiring
                                        February 2009 or earlier upon the
                                        occurrence of a specified event,
                                        relinquished in 2002, cost $0*                          --           --

                                        142,857 shares of Series B Cumulative
                                        Redeemable Preferred Stock, converted
                                        into shares of Feed Management Systems
                                        common stock in 2002, cost $300,000*                    --           --

                                        435,590 shares of Feed Management
                                        Systems common stock, converted from
                                        Easy Systems Series B Cumulative
                                        Redeemable Preferred Stock and 11%
                                        unsecured subordinated debenture,
                                        unrealized gain of $204,914 in 2002 due
                                        to operations of the company, cost
                                        $1,077,422                                           304,913         --


The Schebler Company                    13% subordinated note due March 2005,
--------------------                    2002 cost $161,735, 2001 cost $159,544               161,735      159,544
 Manufacturer of industrial equipment
                                        Warrants to purchase 1.66% of common
                                        shares at $.01 per share, with put
                                        options beginning January 2007 and
                                        ending January 2022 or upon the
                                        occurrence of a specified event, cost
                                        $11,504*                                              11,504       11,504

                                        166,666 shares of 10% convertible
                                        cumulative preferred stock, with put
                                        options beginning January 2007 and
                                        ending January 2022 or upon the
                                        occurrence of a specified event, cost
                                        $166,667                                              166,667     166,667

                                        166,666 shares of common stock, with put
                                        options beginning January 2007 and
                                        ending January 2022 or upon the
                                        occurrence of a specified event, cost
                                        $166,667*                                             166,667     166,667

                                                                                                   Valuation
                                                                                          ---------------------------
Company                                                Security                                2002          2001
-------                                                --------                           ---------------------------

Childs & Albert                         12.5% promissory note due October 2005,
---------------                         2002 cost $760, 367, 2001 cost $745,955               760,367     745,955
 Racing engine component manufacturer
                                        Warrants to purchase 833.334 shares of
                                        common stock at $10 per share expiring
                                        September 2010 with put and call options
                                        beginning September 2005 and ending
                                        September 2008, subject to the
                                        occurrence of specified events, cost
                                        $72,065                                                72,065      72,065
                                                                                            ---------   ---------

Total Manufacturing (25% and 19.3% of total loans and investments as of
 December 31, 2002 and 2001, respectively)                                                  2,043,987   1,836,202
                                                                                            ---------   ---------

                                                                                                   Valuation
                                                                                          ---------------------------
Company                                                Security                                2002          2001
-------                                                --------                           ---------------------------

Other Service Industries
Kinseth Hospitality Company, Inc.       14% secured note receivable due May
---------------------------------       2003, 2001 cost $250,000                             250,000      250,000
 Hotel and restaurant industries
                                        Warrant to purchase 25% of common shares
                                        at $.01 per share expiring during 2002
                                        with put options beginning May 2003 or
                                        earlier if certain conditions are met
                                        and call options beginning 2004, cost
                                        $0, released as part of refinancing
                                        during 2001*                                           --            --


ServeCore Business Solutions, Inc.      3,663 shares of common stock with put
----------------------------------      options exercisable October 2004 through
 Provider of copiers and ancillary      October 2006 or upon the occurrence of a
   equipment in the commercial          specified event, realized loss of
   office market                        $990,000 in 2002 due to liquidation of
                                        the company, cost $990,000*                            --         990,000


International Pacific Seafoods, Inc.    12% subordinated note due June 2003
------------------------------------    through June 2005 $120,000 repaid in
 Provider of seafood and supplemental   2002, cost $1,000,000                               880,000     1,000,000
   products to  wholesale, retail and
   food service industry                Warrant to purchase 1,501 common shares
                                        at $.76 per share expiring June 2006,
                                        exercisable upon the occurrence of
                                        certain events with put options
                                        exercisable June 2005 through June 2006,
                                        exercised in 2002, cost $0*                            --            --

                                        1,501 shares of common stock, cost
                                        $1,141                                                1,141          --


Pickerman's Development Company         12% promissory notes due April 2005
-------------------------------         through March 2006, unrealized loss of
   Food-service franchise development   $547,663 in 2001 due to operating
    company                             performance, cost $547,663                             --            --

                                        12% promissory note due on demand,
                                        unrealized loss of $12,520 due to
                                        operating performance, cost $12,520                    --            --

                                        Warrants to purchase 1,829,350 shares of
                                        common stock at $.01 per share expiring
                                        April 2010 through March 2011 with put
                                        options beginning April 2006 and call
                                        options beginning April 2005, both
                                        terminating upon the occurrence of a
                                        specified event, unrealized loss in 2001
                                        due to operating performance, 2001 cost,
                                        $72,849*                                                --           --

                                                                                                 Valuation
                                                                                        -----------------------------
Company                                                Security                              2002          2001
-------                                                --------                         -----------------------------

VoiceFlash Networks, Inc.               500,000 shares of 12% Series C
-------------------------               cumulative convertible preferred stock,
(formerly Bristol Retail Solutions)     with put options beginning January 2005
   Provider of retail automation        and ending January 2007 or upon the
   products and  services               occurrence of a specified event,
                                        realized loss of $820,083 in 2002 due to
                                        liquidation of the company, unrealized
                                        loss of $685,837 recognized in 2001 due
                                        to operating performance                               --           134,246

                                        Warrants to purchase 306,236 shares of
                                        common stock at $0.01 per share,
                                        realized loss of $179,917 due to
                                        liquidation of the company, unrealized
                                        loss of $98,867 recognized in 2001 due
                                        to operating performance, 2001 cost
                                        $151,273                                               --            81,050

                                        Options to purchase 32,500 shares of
                                        common stock at $.61 per share expiring
                                        June 2010, cost $0                                     --              --
                                                                                        -----------     -----------


Total Other (14% and 25.8% of total loans and investments as of
 December 31, 2002 and 2001, respectively)                                                1,131,141       2,455,296
                                                                                        -----------     -----------

Total Loans and Investments                                                             $ 8,159,033     $ 9,483,692
                                                                                        ===========     ===========


*  Non-income producing investment

3.   DUE TO AFFILIATES

     Due to affiliates comprises the following as of December 31, 2002 and 2001:

                                                         2002         2001

       Accrued management and administrative fees       $3,000       $3,200
                                                        ------       ------

4.   RELATED PARTY TRANSACTIONS

     The Trust has entered into a management agreement with the Trust Advisor that provides for incentive compensation to the Trust Advisor based on the capital appreciation of the Trust's investments. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the combined temporary investment in money market securities and loans and investments of the Trust. The management fee is paid quarterly, in arrears, and is determined by reference to the value of the assets of the Trust as of the first day of that quarter. Management fees incurred during the years ended December 31, 2002, 2001 and 2000 relating to this agreement aggregated $263,906, $314,313 and $404,960, respectively.

     In addition, the Trust pays a fee for administration of shareholder accounts and other administrative services. During each of the years ended December 31, 2002, 2001 and 2000, administrative fees totaling $38,400 were paid to the Trust Advisor.

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

     The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within sixty days of the end of each quarter. SBA regulations govern the amount of the SBIC's income available for distributions. At December 31, 2002 and 2001, no amounts were available for distribution within the SBIC under the SBA regulations.

     The distributions payable balance comprises the following:


                                          Underwriting  Priority
                                            Return       Return        Total

       Balance at December 31, 2000       $  526,401   $1,768,858   $2,295,259

        Distributions earned                    --        843,280      843,280
                                          ----------   ----------   ----------

       Balance at December 31, 2001          526,401    2,612,138    3,138,539

        Distributions earned                    --        843,280      843,280
                                          ----------   ----------   ----------

       Balance at December 31, 2002       $  526,401   $3,455,418   $3,981,819
                                          ==========   ==========   ==========

6.   DEBENTURES

     The SBIC has issued debentures payable to the SBA totaling $9,500,000 since inception. No debentures were issued in 2001 or 2002. The original debenture terms required semiannial payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC is required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

     On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. The SBA agreed to consolidate the dentures into one $9,500,000 secured note that will be payable at a rate of 7.49% per annum for a term of 48 months with interest due quarterly. Management intends to continue negotiations with the SBA regarding the interest rate and 1% SBA loan fees on the debentures that have been called.

     The unused leverage commitments of $500,000 are unavailable to the SBIC as of December 31, 2002, due the remedy invoked by the SBA as of August 22, 2002.

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

     Due to the net liability position of the Trust at December 31, 2002, the negative ratios do not represent meaningful data and will, therefore, be excluded from disclosure in the footnotes.



9.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                             2002 Quarters
                                 -----------------------------------------------------------------------
                                    First          Second         Third          Fourth         2002

       Total revenues            $   242,237    $   143,464    $   159,031    $   154,374    $   699,106
       Net investment loss           (84,714)      (176,407)      (168,209)      (182,357)      (611,687)
       Unrealized gain (loss)
         on investments              (74,664)       486,167     (1,069,705)     2,340,665      1,682,463
       Realized gain (loss)
         on investments                            (393,911)                   (2,584,112)    (2,978,023)
       Net increase (decrease)
         in net assets              (159,378)       (84,151)    (1,237,914)      (425,804)    (1,907,247)
       Increase (decrease) in
         net assets per
         beneficial share             (15.12)         (7.98)       (117.44)        (40.40)       (180.94)



                                                             2001 Quarters
                                 -----------------------------------------------------------------------
                                    First          Second         Third          Fourth         2001

       Total revenues            $   268,221    $   250,658    $   264,278    $    86,442    $   869,599
       Net investment loss           (68,570)       (82,529)       (59,120)      (272,301)      (482,520)
       Unrealized gain (loss)
         on investments              176,662       (555,483)    (1,157,731)       378,592     (1,157,960)
       Realized gain (loss)
         on investments                                                          (486,372)      (486,372)
       Net increase (decrease)
         in net assets               108,092       (638,012)    (1,216,851)      (380,081)    (2,126,852)
       Increase (decrease) in
         net assets per
         beneficial share              10.25         (60.53)       (115.44)         36.06        (201.78)



                                                 * * * * *

                                                   -27-

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------
None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------
A management board consisting of the Independent Trustees and the Trust Advisor is responsible for the management of the Trust and its business.

Trustees of the Registrant:
---------------------------
     Corporate Trustee - TJB Capital Management, Inc. was organized as a Delaware corporation on January 25, 1995 for the purpose of organizing the Trust. The principal office of the Corporate Trustee is located at 1105 N. Market Street, Suite 1300, Wilmington, Delaware, 19801. The Corporate Trustee is an affiliate of the Trust Advisor.

     Henry T. Madden (age 73) - Mr. Madden is an Independent Trustee of the Trust. He was awarded a B.S.M.E. from the University of Notre Dame in 1951 and an M.B.A. from the University of Pittsburgh in 1966. He began his career as an Industrial Engineer, then Quality Control Manager in Technical Ceramics for 3M Company in Chattanooga, Tennessee. He became Manager of Production Engineering, then Manager for a 1,500 employee, $50 million in sales Allis-Chalmers Plant, manufacturing power and distribution transformers in Pittsburgh, Pennsylvania. In 1966, he became General Plant Manager of the Allis-Chalmers, Cedar Rapids, Iowa Plant manufacturing construction machinery. In 1969, Mr. Madden became Division Manager for Hydraulic Truck Cranes for Harnischfeger Corporation. In 1975 Mr. Madden became President, Harnischfeger GMBH in Dortmund, West Germany, a joint venture with August Thyssen A.G. of West Germany, manufacturing truck cranes, creating a 100 million deutsche mark business. He also served as Managing Director for Harnischfeger International Corporation for Europe, East Europe, and North and West Africa, responsible for all product sales in those areas. In 1981, Mr. Madden became a consultant to and assumed the responsibilities of General Manager of Oak Hill Engineering Inc., in Cedar Rapids, Iowa, a manufacturer of wire harnesses. In 1983, he started a company, Enertrac Inc., designing, manufacturing and marketing communications systems. Mr. Madden financed Enertrac Inc. through an initial public offering and merged it into another company in 1986. Mr. Madden organized the Institute for Entrepreneurial Management in the University of Iowa College of Business Administration in 1986, advising potential and new entrepreneurs and teaching courses on entrepreneurship in the MBA program, along with courses in Corporate Strategy in the Executive MBA and MBA programs. Mr. Madden has been consulting with developmental stage companies since 1981.

     Mary Quass (age 53) - Ms. Quass was elected as an Independent Trustee, effective February 5, 1999. She received a BA Degree from the University of Northern Iowa in 1972. In 1981, she was appointed General Sales Manager of KSO and later in 1982 became Vice President and General Manager of KHAK AM/FM. In 1988, Ms. Quass formed Quass Broadcasting Company, Inc., which merged with CapStar Broadcasting Partners to form Central Star Communications, Inc. in 1998. She held the position of President of Quass Broadcasting until 1998. Upon the merger, Quass served as President and CEO of Central Star Communications. In 1999 Central Star/Capstar Partners merged with Chancellor Media to form AMFM, Inc. and Quass continued to serve as CEO and President of Central Star Communications under AMFM until she left the company in early 2000. Quass formed a LLC to acquire businesses and provide consulting services. In 2002 she formed NewRadio Group, LLC which owns and operates radio stations.

Executive Officers and Directors of the Trust Advisor:
------------------------------------------------------
     Thomas J. Berthel (age 51) - Mr. Berthel was elected President of the Trust Advisor in August, 2001, and also serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as Chief Executive Officer of Berthel Fisher and Financial Services. He has held these positions since 1985. Until June, 1993, Mr. Berthel served as President of the Financial Services. From 1993 until the present he has served as Chief Executive Officer and as a Director of the Financial Services. Mr. Berthel is also President and a Director of various other subsidiaries of Berthel Fisher that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He serves as the Chairman of the Board of Amana Colonies Golf Course, Inc., and, served on the Board of Directors of Intellicall, Inc., an advanced telecommunications technologies company in Carrollton, Texas, from November, 1995 to December, 1999. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa
     (1993).

     Henry Royer (Age 71) - Mr. Royer was elected Executive Vice President of the Trust Advisor in August, 2001. Mr. Royer was President of the Trust Advisor from July, 1999 to August, 2001. Mr. Royer served as an Independent Trustee of the Trust from its date of inception through February 5, 1999, when he resigned as Trustee. He graduated in 1953 from Colorado College with a B.A. in Money and Banking. From 1950 until 1962, Mr. Royer was employed for four years by Pillsbury Mills and for four years by Peavey Company as a grain merchandiser. From 1962 through 1965 he was employed as Treasurer and served on the Board of Lehigh Sewer Pipe and Tile. Mr. Royer joined First National Bank of Duluth in 1965, where he served in various capacities, including Assistant Cashier, Assistant Vice President, Assistant Manager of the Commercial Loan Department and Senior Vice President in Charge of Loans. When he left the bank in 1983 he was serving as Executive Vice President/Loans. He then joined The Merchants National Bank of Cedar Rapids (currently Firstar Bank Cedar Rapids, N.A.) where he served as Chairman and President until August, 1994. Mr. Royer served as the President and Chief Executive Officer of River City Bank, Sacramento, California from September 1994 through December 31, 1997.

     Ronald O. Brendengen (Age 48) - Mr. Brendengen is the Chief Operating Officer, Chief Financial Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher. He was elected Secretary and Chief Financial Officer in 1994, and Chief Operating Officer in January 1998, of Berthel Fisher & Company. He also serves as Chief Financial Officer, Treasurer and a Director of each subsidiary of Berthel Fisher. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa in 1978.

     Leslie D. Smith (Age 55) - Mr. Smith is a Director and the Secretary of the Trust Advisor. In 1994 Mr. Smith was named General Counsel of Berthel Fisher & Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990 Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. In that capacity, Mr. Smith performed all duties generally associated with the position of General Counsel. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc. in North Sioux City, South Dakota.



Item 11. Executive Compensation
         ----------------------
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant.


(A)                              (B)             (C)             (C1)                 (C2)                  (D)


                                                                             Securities of property     Aggregate of
                                            Cash and cash                        insurance benefits     contingent
Name of individual and           Year      equivalent forms                        or reimbursement     or forms
capacities in which served       Ended     of remuneration        Fees            personal benefits     of remuneration
-----------------------------------------------------------------------------------------------------------------------
TJB Capital Management, Inc.     2002             $0            $      0                         $0         $0
Corporate Trustee                2001             $0            $      0                         $0         $0
                                 2000             $0            $      0                         $0         $0


Henry T. Madden                  2002             $0            $ 17,000                         $0         $0
Independent Trustee              2001             $0            $ 16,000                         $0         $0
                                 2000             $0            $ 17,000                         $0         $0


Mary Quass                       2002             $0            $ 17,000                         $0         $0
Independent Trustee              2001             $0            $ 16,000                         $0         $0
                                 2000             $0            $ 17,000                         $0         $0


The Trust paid the Trust Advisor $263,906, $314,313, and $404,960 for management fees for the years 2002, 2001, and 2000, respectively.

                                       30

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the shares.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------
Related party transactions are described in notes 3 and 4 of the notes to the consolidated financial statements.

Item 14. Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Trust's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Trust's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective in timely alerting them to material information relating to the Trust required to be included in the Trust's periodic SEC filings. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                                     PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------
(a) 1. Financial Statements                                             Page No.

       Consolidated Statements of Assets and Liabilities
       as of December 31, 2002 and 2001                                    12

       Consolidated Statements of Operations for the
       Years Ended December 31, 2002, 2001 and 2000                        13

       Consolidated Statements of Changes in Net Assets (Liabilities)
       for the Years Ended December 31, 2002, 2001 and 2000                15

       Consolidated Statements of Cash Flows for the
       Years Ended December 31, 2002, 2001 and 2000                        16

       Notes to Consolidated Financial Statements                          17


(b)    Reports on Form 8-K None

(c)    Exhibits
       3.1      Certificate of Trust
       3.2      Declaration of Trust
       10.1     Management Agreement between the Trust and the Trust Advisor
       10.2 Safekeeping Agreement between the Trust and Firstar Bank Cedar Rapids, N.A.
       16.0     Letter re change in certifying accountant
       99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                Section 1350
       99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BERTHEL GROWTH & INCOME TRUST I

                                            By:  /s/  Thomas J. Berthel
                                               --------------------------------
Date: March 26, 2003                                  THOMAS J. BERTHEL,
                                                      Chief Executive Officer
                                                      (principal executive
                                                      officer) of Berthel Fisher
                                                      & Company Planning, Inc.,
                                                      Trust Advisor

                                            By:  /s/  Ronald O. Brendengen
                                               --------------------------------
Date: March 26, 2003                                  RONALD O. BRENDENGEN,
                                                      Chief Operating Officer,
                                                      Chief Financial Officer
                                                      and Treasurer (principal
                                                      financial officer) of
                                                      Berthel Fisher & Company
                                                      Planning, Inc., Trust
                                                      Advisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            /s/  Thomas J. Berthel
                                            -----------------------------------
Date: March 26, 2003                             THOMAS J. BERTHEL, Chairman
                                                 and Director of Berthel Fisher
                                                 & Company, Berthel Fisher &
                                                 Company Planning, Inc., Trust
                                                 Advisor

                                            /s/  Ronald O. Brendengen
                                            -----------------------------------
Date: March 26, 2003                             RONALD O. BRENDENGEN, Director
                                                 of Berthel Fisher & Company
                                                 Planning, Inc., Trust Advisor

                                            /s/  Henry Royer
                                            -----------------------------------
Date: March 26, 2003                             HENRY ROYER, President of
                                                 Berthel Fisher & Company
                                                 Planning, Inc., Trust Advisor

                                            /s/  Leslie D.Smith
                                            -----------------------------------
Date: March 26, 2003                             LESLIE D. SMITH, Director of
                                                 Berthel Fisher & Company
                                                 Planning, Inc., Trust Advisor

                                            /s/  Henry T. Madden
                                            -----------------------------------
Date: March 26, 2003                             HENRY T. MADDEN, Independent
                                                 Trustee of Berthel Growth &
                                                 Income Trust I

                                            /s/  Mary Quass
                                            -----------------------------------
Date: March 26, 2003                             MARY QUASS, Independent Trustee
                                                 of Berthel Growth & Income
                                                 Trust I

                                            /s/  Thomas J. Berthel
                                            -----------------------------------
Date: March 26, 2003                             THOMAS J. BERTHEL, Chairman
                                                 of the Board and Chief
                                                 Executive Officer of TJB
                                                 Capital Management, Inc.,
                                                 Trustee of Berthel Growth &
                                                 Income Trust I

                                            /s/  Daniel P. Wegmann
                                            -----------------------------------
Date: March 26, 2003                             DANIEL P. WEGMANN, Controller
                                                 of Berthel Fisher & Company
                                                 Planning, Inc., Trust Advisor

                                  EXHIBIT INDEX



          3.1  Certificate of Trust (1)
          3.2  Declaration of Trust (2)
          10.1 Management Agreement between the Trust and the Trust Advisor (3)
          10.2 Safekeeping Agreement between the Trust and Firstar Bank Cedar Rapids, N.A. (4)
          16.0 Letter re change in certifying accountant (5)

          ------------

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

                        FORM OF SECTION 302 CERTIFICATION

I, Thomas J. Berthel, President and Chief Executive Officer of Berthel Fisher & Company Planning, Inc., the Trust Advisor of Berthel Growth & Income Trust I, certify that:

1. I have reviewed this annual report on Form 10-K of Berthel Growth & Income Trust I;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 15, 2003                              /s/  Thomas J. Berthel
                                            -----------------------------------
                                                 Thomas J. Berthel
                                                 President and
                                                 Chief Executive Officer
                                                 Berthel Fisher & Company
                                                 Planning, Inc.
                                                 Trust Advisor
                                                 Berthel Growth & Income Trust I

                        FORM OF SECTION 302 CERTIFICATION

I, Ronald O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Planning, Inc., the Trust Advisor of Berthel Growth & Income Trust I, certify that:

1. I have reviewed this annual report on Form 10-K of Berthel Growth & Income Trust I;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 15, 2003                              /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen
                                                 Chief Financial Officer
                                                 Berthel Fisher & Company
                                                 Planning, Inc.
                                                 Trust Advisor
                                                 Berthel Growth & Income Trust I