Form 10-Q
period 2003-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 2003-05-02
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2003
                                      --------------

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From          to
                                                        ----------  -----------


                         Commission File Number 33-89506
                                                --------

                        BERTHEL GROWTH & INCOME TRUST I
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                               52-1915821
 -----------------------------                                -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          701 Tama Street, Marion, Iowa            52302
                     --------------------------------------       --------
                    (Address of principal executive offices)     (Zip Code)

                                 (319) 447-5700
               --------------------------------------------------
               Registrant's telephone number, including area code



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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Shares of Beneficial Interest -      10,541 shares as of April 14, 2003

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Assets and Liabilities -
              March 31, 2003 and December 31, 2002                             3

              Consolidated Statements of Operations -
              three months ended March 31, 2003 and March 31, 2002             4

              Consolidated Statements of Changes in Net Liabilities -
              three months ended March 31, 2003 and March 31, 2002             5

              Consolidated Statements of Cash Flows -
              three months ended March 31, 2003 and March 31, 2002             6

              Notes to Consolidated Financial Statements                       7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      12

Item 4.       Controls and Procedures                                         13


Part II.   OTHER INFORMATION
----------------------------
Item 6.       Exhibits                                                        13

Signatures                                                                    14

Certifications                                                                15



                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                       March 31,     December 31,
                                                         2003            2002
                                                     ------------    ------------
ASSETS
Loans and investments (Note B)                       $  7,670,127    $  8,159,033
Cash and cash equivalents                               1,305,113       1,125,133
Interest and dividends receivable                          84,157          75,591
Deferred financing costs                                      -0-         194,987
Other assets                                               24,036           3,349
                                                     ------------    ------------
TOTAL ASSETS                                            9,083,433       9,558,093
                                                     ------------    ------------


LIABILITIES
Accrued interest payable                                   67,927         267,328
Accounts payable and other accrued expenses                58,634          47,317
Due to affiliate                                              305           3,000
Deferred income                                            11,398          13,426
Distributions payable to shareholders                   4,189,751       3,981,819
Debentures (Note C)                                     9,500,000       9,500,000
                                                     ------------    ------------
TOTAL LIABILITIES                                      13,828,015      13,812,890
                                                     ------------    ------------


COMMITMENTS AND CONTINGENCIES

NET LIABILITIES (equivalent to ($450.11) per share
     at March 31, 2003 and ($403.64) per share
     at December 31, 2002)                           $ (4,744,582)   $ (4,254,797)
                                                     ============    ============

Net liabilities consist of:
Shares of beneficial interest (25,000 shares
     authorized; 10,541 shares issued
     and outstanding)                                $  1,536,862    $  2,038,016
Accumulated net realized losses                        (5,394,395)     (5,394,395)
Accumulated net unrealized losses                        (887,049)       (898,418)
                                                     ------------    ------------
                                                     $ (4,744,582)   $ (4,254,797)
                                                     ============    ============


See notes to consolidated financial statements.

                                       3

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                           Three Months Ended
                                                        March 31,      March 31,
                                                          2003           2002
                                                        ---------     ---------
REVENUES:
     Interest income                                    $ 120,718     $ 137,019
     Dividend income                                       62,866       103,190
     Application, closing, and other fees                   2,028         2,028
                                                        ---------     ---------
Total revenues                                            185,612       242,237
                                                        ---------     ---------

EXPENSES:
     Management fees                                       58,034        69,416
     Administrative services                                6,400         9,600
     Trustee fees                                           6,000         8,000
     Professional fees                                      5,743        25,422
     Interest expense                                     197,209       197,210
     Other general and administrative expenses            205,448        17,303
                                                        ---------     ---------
Total expenses                                            478,834       326,951
                                                        ---------     ---------

Net investment loss                                      (293,222)      (84,714)
Unrealized gain (loss) on investments                      11,369       (74,664)
                                                        ---------     ---------

Net decrease in net assets                              $(281,853)    $(159,378)
                                                        =========     =========

Per beneficial share amounts:
Net decrease in net assets                              $  (26.74)    $  (15.12)
                                                        =========     =========

Weighted average shares                                    10,541        10,541
                                                        =========     =========


See notes to consolidated financial statements.



                                           BERTHEL GROWTH & INCOME TRUST I
                                CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                                     (UNAUDITED)



                                                     Three Months Ended                   Three Months Ended
                                                       March 31, 2003                       March 31, 2002
                                                       --------------                       --------------

                                                 Shares of                            Shares of
                                                Beneficial                           Beneficial
                                                 Interest           Amount            Interest             Amount
                                                 --------           ------            --------             ------
Net investment loss                                  ---         $  (293,222)             ---          $   (84,714)

Unrealized gain (loss) on investments                ---              11,369              ---              (74,664)

Distributions payable to shareholders                ---            (207,932)             ---             (207,932)

Net liabilities at beginning of period            10,541          (4,254,797)           10,541          (1,504,270)
                                                  ------         -----------            ------         -----------

Net liabilities at end of period                  10,541         $(4,744,582)           10,541         $(1,871,580)
                                                  ======         ===========            ======         ===========


See notes to consolidated financial statements.

                                                         5



                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                           Three Months Ended
                                                       March 31,       March 31,
                                                         2003            2002
                                                      -----------    -----------
OPERATING ACTIVITIES:
Net decrease in net assets                            $  (281,853)   $  (159,378)
Adjustments to reconcile net increase in net assets
     to net cash flows from operating activities:
Amortization                                              194,987         11,110
Accretion of discount on debt securities                  (10,397)       (10,399)
Unrealized loss (gain) on investments                     (11,369)        74,664
Changes in operating assets and liabilities
     Loans and investments                                510,672        (52,273)
     Interest and dividends receivable                     (8,566)         3,509
     Other receivables                                        -0-          1,631
     Other assets                                         (20,687)       (10,781)
     Accrued interest payable                            (199,401)      (199,400)
     Accounts payable and other accrued expenses           11,317        (28,060)
     Due to affiliate                                      (2,695)         3,600
     Deferred income                                       (2,028)        (2,028)
                                                      -----------    -----------
Net cash flows from operating activities                  179,980       (367,805)
                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH                           179,980       (367,805)

CASH AT BEGINNING OF PERIOD                             1,125,133      1,631,387
                                                      -----------    -----------

CASH AT END OF PERIOD                                 $ 1,305,113    $ 1,263,582
                                                      ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                $   396,610    $   396,610
Noncash financing activities:
Distributions payable to shareholders                     207,932        207,932


See notes to consolidated financial statements.

                                       6

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain amounts from 2002 have been reclassified to conform with the 2003 presentation.

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

The Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, Berthel SBIC, LLC (the "SBIC"), a wholly owned subsidiary of the Trust, was in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the Small Business Administration advising that the SBIC must cure its default on the outstanding debentures prior to March 22, 2002. Since that time, the capital impairment violation has not been cured.

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

The assets and liabilities of the SBIC are $9,045,855 and $9,610,190, respectively as of March 31, 2003. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the SBIC will be successful in negotiating the terms of the debentures with the SBA. If the terms are successfully negotiated, no assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



NOTE B -LOANS AND INVESTMENTS

                                                                                      March 31, 2003         December 31, 2002
                                                                                -----------------------   -----------------------
                                                                                    Cost     Valuation       Cost       Valuation
                                                                                    ----     ---------       ----       ---------
Communications and Software:
EDmin.com, Inc.
---------------
   213,805 and 209,101 shares of 9%, Series A cumulative convertible preferred stock as of March 31, 2003 and December 31, 2002, respectively, and
     warrants to purchase 20,000 shares of common stock at $4.00 per share      $  783,220   $1,381,281   $  764,404   $1,351,881

Chequemate International, Inc.
------------------------------
   1,648,734 shares of common stock                                                   --           --           --           --

Media Sciences International, Inc. (formerly Cadapult Graphic Systems, Inc.)
----------------------------------------------------------------------------
   100,000 shares of 11.5%, Series A convertible preferred stock, 25,000 options
     and 323,000 warrants to purchase shares of common stock at various prices     930,000      930,000      930,000      930,000
   112,797 and 52,273 shares of common stock as of March 31, 2003 and
     December 31, 2002, respectively                                                82,777       52,338       52,273       21,049
                                                                                             ----------                ----------

Total Communications and Software (30.8% and 28.2% of total loans and
   investments as of March 31, 2003 and December 31, 2002, respectively)                      2,363,619                 2,302,930
                                                                                             ----------                ----------

Healthcare Products and Services:
Physicians Total Care, Inc.
---------------------------
   10% promissory note due September, 2004 and warrants to purchase
     350,000 shares of common stock for at various prices                          807,795         --        807,795         --
   700 shares of common stock                                                        4,000         --          4,000         --

Inter-Med, Inc.
---------------
   2,491.3031 and 1,743.248 shares of common stock as of
     March 31, 2003 and December 31, 2002, respectively                            672,279      672,279      650,000      650,000
   12% promissory note due July, 2005-June, 2006                                   188,989      188,989      187,875      187,875
   Warrants to purchase 748.0551 shares of common stock at
     $.01 per share as of December 31, 2002                                           --           --         22,271       22,271

Futuremed Interventional, Inc.
------------------------------
   13.5% promissory note due February, 2005                                        460,655      460,655      955,523      955,523
   Warrants to purchase 6% of the company at $.01 per share                        102,640      765,306      102,640      765,306
   400,000 shares of common stock of IMED Devices, Inc.
     (an affiliate of Futuremed Interventional, Inc.)                                 --        100,000         --        100,000
                                                                                             ----------                ----------

Total Healthcare Products and Services (28.5% and 32.9% of total loans and
   investments as of March 31, 2003 and December 31, 2002, respectively)                      2,187,229                 2,680,975
                                                                                             ----------                ----------

                                                                 8



                                                                                    March 31, 2003          December 31, 2002
                                                                                ----------------------    ----------------------
                                                                                   Cost      Valuation       Cost      Valuation
                                                                                   ----      ---------       ----      ---------
Manufacturing:
Childs & Albert
---------------
   12.5% promissory note due October, 2005                                        763,970      763,970      760,367      760,367
   Warrants to purchase 833.334 shares of common stock at $10 per share            72,065       72,065       72,065       72,065

Feed Management Systems, Inc. (formerly Easy Systems, Inc.)
----------------------------------------------------------
   435,590 shares of common stock                                               1,077,422      304,913    1,077,422      304,913

Hicklin Engineering, L.C
------------------------
   10% subordinated note due June, 2003                                           400,000      400,000      400,000      400,000
   68,570 units of membership interests                                                69           69           69           69

The Schebler Company
--------------------
   13% promissory note due March, 2005                                            162,283      162,283      161,735      161,735
   Warrants to purchase 1.66% of common stock at $.01 per share                    11,504       11,504       11,504       11,504
   166,666 shares of 10% convertible cumulative preferred stock                   166,667      166,667      166,667      166,667
   166,666 shares of common stock                                                 166,667      166,667      166,667      166,667
                                                                                            ----------                ----------

Total Manufacturing (26.7% and 25.0% of total loans and investments
   as of March 31, 2003 and December 31, 2002, respectively)                                 2,048,138                 2,043,987
                                                                                            ----------                ----------

Other Service Industries:
International Pacific Seafoods, Inc.
------------------------------------
   12% subordinated note due June 2003 through June 2005                          820,000      820,000      880,000      880,000
   1,501 shares of common stock                                                     1,141        1,141        1,141        1,141

Kinseth Hospitality Company, Inc.
---------------------------------
   14% note due May, 2003                                                         250,000      250,000      250,000      250,000

Pickerman's Development Company
-------------------------------
   12% promissory notes due April, 2005 through March, 2006                       547,663         --        547,663         --
   12% promissory note due on demand                                               12,520         --         12,520         --
   Warrants to purchase 2,406,250 shares of common stock at $0.01 per share        72,849         --         72,849         --
                                                                                            ----------                ----------

Total Other Service Industries (14.0% and 13.9% of total loans and investments
   as of March 31, 2003 and December 31, 2002, respectively)                                 1,071,141                 1,131,141
                                                                                            ----------                ----------

TOTAL LOANS AND INVESTMENTS                                                                 $7,670,127                $8,159,033
                                                                                            ==========                ==========
                                                                9

NOTE C - DEBENTURES
The SBIC has issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC is required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. The SBA agreed to consolidate the debentures into one $9,500,000 secured note that will be payable at a rate of 7.49% for a term of 48 months with interest due quarterly. Management intends to continue negotiations with the SBA regarding the interest rate and 1% SBA loan fees on the debentures that have been called.

The unused leverage commitments of $500,000 are unavailable to the SBIC due to the remedy invoked by the SBA as of August 22, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                               Three Months Ending March 31
                                    2003             2002
                                    ----             ----
     Portfolio investments     $   116,128       $   129,385
     Money market                    4,590             7,634
                               -----------       -----------
     Interest income           $   120,718       $   137,019
                               ===========       ===========

     Dividend income           $    62,866       $   103,190
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

Dividend income reflects dividends earned on preferred stock investments. The decrease is primarily due to $52,273 of dividend income recognized in 2002 from Media Sciences that was paid in the form of common stock relating to the 2001 year.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $58,034 for the first three months of 2003 and $69,416 the same period a year ago. The decrease in management fees is due to a decreased portfolio of loans and investments.

Professional fees include legal and accounting expenses, with the decrease from 2002 to 2003 due to legal fees incurred in 2002 relating to the possibility of restructuring the Trust resulting from the SBIC being in violation of the maximum capital impairment percentage permitted by the SBA and a one time credit received on fees relating to a prior period.

Interest expense is on debentures payable to the SBA through its wholly owned subsidiary, Berthel SBIC, LLC. The Trust has issued debentures totalling $9,500,000 for which the SBA has demanded repayment as described in the following paragraph.

Other general and administrative expenses increased from $17,303 for the first quarter of 2002 to $205,448 for the first quarter of 2003. This increase is the result of amortization expense of $194,987 in 2003 to write off the remaining deferred financing costs.

The Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 26, 2002, the SBIC received notice from the SBA, dated August 22, 2002, that the SBIC was in default pursuant to the terms of subordinated debentures issued by the SBIC. Pursuant to the notice the SBA made demand for repayment of $9,500,000 (plus accrued interest) outstanding pursuant to the subordinated debentures. Management will be negotiating terms of the repayment with the SBA and anticipates the disposal of assets in the SBIC in order to repay the debentures. The actions taken by the SBA impact the SBIC's ability to continue as a going concern. The assets and liabilities of the SBIC as of March 31, 2003 are $9,045,855 and $9,610,190, respectively.

The above factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the SBIC will be successful in negotiating the terms of the debentures with the SBA. Even if terms are successfully negotiated, no assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The change in unrealized gains and losses recognized is summarized in the following table:

                                     Three Months Ending March 31
                                        2003              2002
                                        ----              ----
     VoiceFlash Networks, Inc.                -0-          142,040
     Chequemate International                 -0-         (213,219)
     EDmin.com                             10,584              -0-
     Media Sciences International             785           (3,485)
                                    -------------    -------------
     Unrealized gain (loss)         $      11,369    $     (74,664)
                                    =============    =============

The change in the unrealized gains and losses are the result of carrying the Trust's portfolio of loans and investments at fair value. The fair value of the loans and investments are approved by the Independent Trustees, and in the case of the SBIC, are in accordance with SBA regulations. The Trust recognizes realized gains and losses when investments have been either sold or written off as deemed to be worthless. Securities that are traded publicly are valued at the market price less any appropriate discount for reasons of liquidity or restrictions.

Berthel Fisher & Company, Inc., the parent of the Trust Advisor, has $2.2 million of unsecured debt that was due December 31, 2002. Berthel Fisher & Company, Inc. has not paid this debt as of the filing of this report and is in default. Since Berthel Fisher & Company, Inc. is in default, its creditors could take legal action to enforce their right to repayment. Ultimately, this could result in the bankruptcy of Berthel Fisher & Company, Inc. Since the Trust Advisor is a subsidiary and asset of Berthel Fisher & Company, Inc., the bankruptcy of Berthel Fisher & Company, Inc. could cause the Trust Advisor to be unable to continue as a going concern. If this were to happen, the Trust would need to appoint a new trust advisor. The new trust advisor could require additional fees and charges that would have a significant negative impact on the Trust.

Liquidity and Capital Resources
Cash and cash equivalents amounted to $1,305,113 at March 31, 2003 and $1,125,133 at December 31, 2002. Net cash from operating activities was a net source of cash of $179,980 for the three months ending March 31, 2003, and a net use of cash of $367,805 for the same period in 2002, with the difference attributable to a partial payoff ($500,000) of the Futuremed note in 2003.

The Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 26, 2002, the SBIC received notice from the SBA, dated August 22, 2002, that the SBIC was in default pursuant to the terms of subordinated debentures issued by the SBIC. Pursuant to the notice the SBA made demand for repayment of $9,500,000 (plus accrued interest) outstanding pursuant to the subordinated debentures. Management will be negotiating terms of the repayment with the SBA and anticipates the disposal of assets in the SBIC in order to repay the debentures. The actions taken by the SBA impact the SBIC's ability to continue as a going concern. The assets and liabilities of the SBIC as of March 31, 2003 are $9,045,855 and $9,610,190, respectively.

The above factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the SBIC will be successful in negotiating the terms of the debentures with the SBA. Even if terms are successfully negotiated, no assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

As of March 31, 2003, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At March 31, 2003, the amount at risk was $7,670,127 and consisted of the following:

                                                 Cost               Valuation
                                                 ----               ---------
     Debt securities and loans              $   4,413,876         $   3,045,897
     Preferred stocks                           1,879,887             2,477,948
     Common stocks                              2,004,355             1,297,407
     Warrants and options to purchase
      common stock                                259,058               848,875
                                            -------------         -------------
     Total loans and investments            $   8,557,176         $   7,670,127
                                            =============         =============



Item 4. Controls and Procedures
        -----------------------

An evaluation was performed under the supervision and with the participation of the Trust's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures within 90 days before the filing date of this report. Based on that evaluation, the Trust's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective in timely alerting them to material information relating to the Trust required to be included in the Trust's periodic SEC filings. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits
        --------

Exhibit 99.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350

Exhibit 99.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
                                  (Registrant)



Date:    May 2, 2003                        /s/  Ronald O. Brendengen
         -----------                        -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date:    May 2, 2003                        /s/  Daniel P. Wegmann
         -----------                        -----------------------------------
                                                 Daniel P. Wegmann, Controller


Date:    May 2, 2003                        /s/  Henry Royer
         -----------                        -----------------------------------
                                                 Henry Royer,
                                                 Executive Vice President

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


May 2, 2003                                 /s/  Thomas J. Berthel
                                            ----------------------------------
                                                 Thomas J. Berthel
                                                 President and Chief Executive
                                                 Officer
                                                 Berthel Fisher & Company
                                                 Planning, Inc.
                                                 Trust Advisor
                                                 Berthel Growth & Income Trust I

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


May 2, 2003                                 /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen
                                                 Chief Financial Officer
                                                 Berthel Fisher & Company
                                                 Planning, Inc.
                                                 Trust Advisor
                                                 Berthel Growth & Income Trust I