Form 10-Q
period 2003-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 2003-08-11
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2003
                                      -------------

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From            to
                                                        ------------  ----------


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

Shares of Beneficial Interest -      10,541 shares as of July 23, 2003

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Assets and Liabilities -
              June 30, 2003 and December 31, 2002                            3

              Consolidated Statements of Operations -
              three months ended June 30, 2003 and June 30, 2002             4

              Consolidated Statements of Operations -
              six months ended June 30, 2003 and June 30, 2002               5

              Consolidated Statements of Changes in Net Liabilities -
              six months ended June 30, 2003 and June 30, 2002               6

              Consolidated Statements of Cash Flows -
              six months ended June 30, 2003 and June 30, 2002               7

              Notes to Consolidated Financial Statements                     8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    13

Item 4.       Controls and Procedures                                       14


Part II.   OTHER INFORMATION
----------------------------

Item 6.           Exhibits                                                  14

Signatures                                                                  15



                          BERTHEL GROWTH & INCOME TRUST I
           CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                       June 30,      December 31,
                                                         2003            2002
                                                     ------------    ------------
ASSETS
Loans and investments (Note B)                       $  7,290,501    $  8,159,033
Cash and cash equivalents                               1,885,110       1,125,133
Interest and dividends receivable                          65,920          75,591
Deferred financing costs                                      -0-         194,987
Other assets                                               16,024           3,349
                                                     ------------    ------------
TOTAL ASSETS                                            9,257,555       9,558,093
                                                     ------------    ------------


LIABILITIES
Accrued interest payable                                  267,328         267,328
Accounts payable and other accrued expenses                24,313          47,317
Due to affiliate                                              381           3,000
Deferred income                                             9,370          13,426
Distributions payable to shareholders                   4,399,994       3,981,819
Debentures (Note C)                                     9,500,000       9,500,000
                                                     ------------    ------------
TOTAL LIABILITIES                                      14,201,386      13,812,890
                                                     ------------    ------------


COMMITMENTS AND CONTINGENCIES

NET LIABILITIES (equivalent to ($469.01) per share
     at June 30, 2003 and ($403.64) per share
     at December 31, 2002)                           $ (4,943,831)   $ (4,254,797)
                                                     ============    ============

Net liabilities consist of:
Shares of beneficial interest (25,000 shares
     authorized; 10,541 shares issued
     and outstanding)                                $  1,165,166    $  2,038,016
Accumulated net realized losses                        (5,358,472)     (5,394,395)
Accumulated net unrealized losses                        (750,525)       (898,418)
                                                     ------------    ------------
                                                     $ (4,943,831)   $ (4,254,797)
                                                     ============    ============


See notes to consolidated financial statements.

                                        3

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                           Three Months Ended
                                                         June 30,      June 30,
                                                           2003          2002
                                                        ---------     ---------
REVENUES:
     Interest income                                    $ 103,144     $ 136,005
     Dividend income                                       31,331         4,166
     Application, closing, and other fees                   2,028         3,293
                                                        ---------     ---------
Total revenues                                            136,503       143,464
                                                        ---------     ---------

EXPENSES:
     Management fees                                       56,042        67,037
     Administrative services                                1,549         9,600
     Trustee fees                                           6,000         8,000
     Professional fees                                     21,473        13,851
     Interest expense                                     199,401       199,400
     Other general and administrative expenses             13,491        21,983
                                                        ---------     ---------
Total expenses                                            297,956       319,871
                                                        ---------     ---------

Net investment loss                                      (161,453)     (176,407)
Unrealized gain on investments                            136,523       486,167
Realized gain (loss) on investments                        35,924      (393,911)
                                                        ---------     ---------

Net increase (decrease) in net assets                   $  10,994     $ (84,151)
                                                        =========     =========

Per beneficial share amounts:
Net increase (decrease) in net assets                   $    1.04     $   (7.98)
                                                        =========     =========

Weighted average shares                                    10,541        10,541
                                                        =========     =========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                            Six Months Ended
                                                         June 30,      June 30,
                                                          2003          2002
                                                        ---------     ---------
REVENUES:
     Interest income                                    $ 223,862     $ 273,024
     Dividend income                                       94,197       107,356
     Application, closing, and other fees                   4,056         5,321
                                                        ---------     ---------
Total revenues                                            322,115       385,701
                                                        ---------     ---------

EXPENSES:
     Management fees                                      114,076       136,453
     Administrative services                                7,949        19,200
     Trustee fees                                          12,000        16,000
     Professional fees                                     27,216        39,273
     Interest expense                                     396,610       396,610
     Other general and administrative expenses            218,939        39,286
                                                        ---------     ---------
Total expenses                                            776,790       646,822
                                                        ---------     ---------

Net investment loss                                      (454,675)     (261,121)
Unrealized gain on investments                            147,892       411,503
Realized gain (loss) on investments                        35,924      (393,911)
                                                        ---------     ---------

Net decrease in net assets                              $(270,859)    $(243,529)
                                                        =========     =========

Per beneficial share amounts:
Net decrease in net assets                              $  (25.70)    $  (23.10)
                                                        =========     =========

Weighted average shares                                    10,541        10,541
                                                        =========     =========


See notes to consolidated financial statements.



                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                               Six Months Ended             Six Months Ended
                                                 June 30, 2003                June 30, 2002
                                                 -------------                -------------

                                          Shares of                    Shares of
                                          Beneficial                   Beneficial
                                           Interest       Amount        Interest       Amount
                                         -----------   -----------    -----------   -----------
Net investment loss                             --     $  (454,675)          --     $  (261,121)

Unrealized gain on investments                  --         147,892           --         411,503

Realized gain (loss) on investments             --          35,924           --        (393,911)

Distributions payable to shareholders           --        (418,175)          --        (418,175)

Net liabilities at beginning of period        10,541    (4,254,797)        10,541    (1,504,270)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(4,943,831)        10,541   $(2,165,974)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                           Six Months Ended
                                                        June 30,      June 30,
                                                         2003           2002
                                                      -----------    -----------
OPERATING ACTIVITIES:
Net decrease in net assets                            $  (270,859)   $  (243,529)
Adjustments to reconcile net increase in net assets
     to net cash flows from operating activities:
Amortization                                              194,987         22,220
Accretion of discount on debt securities                  (19,084)       (20,796)
Unrealized gain on investments                           (147,892)      (411,503)
Realized loss (gain) on investments                       (35,924)       393,911
Changes in operating assets and liabilities
     Loans and investments                              1,071,432        (27,653)
     Interest and dividends receivable                      9,671         52,133
     Other receivables                                        -0-            759
     Other assets                                         (12,675)       (13,396)
     Accounts payable and other accrued expenses          (23,004)       (26,836)
     Due to affiliate                                      (2,619)           -0-
     Deferred income                                       (4,056)        (4,055)
                                                      -----------    -----------
Net cash flows from operating activities                  759,977       (278,745)
                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH                           759,977       (278,745)

CASH AT BEGINNING OF PERIOD                             1,125,133      1,631,387
                                                      -----------    -----------

CASH AT END OF PERIOD                                 $ 1,885,110    $ 1,352,642
                                                      ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                $   396,610    $   396,610
Noncash financing activities:
Distributions payable to shareholders                     418,175        418,175


See notes to consolidated financial statements

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain amounts from 2002 have been reclassified to conform with the 2003 presentation.

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

The assets and liabilities of the SBIC are $9,240,817 and $9,789,509, respectively as of June 30, 2003. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the SBIC will be successful in negotiating the terms of the debentures with the SBA. If the terms are successfully negotiated, no assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



NOTE B -LOANS AND INVESTMENTS

                                                                                        June 30, 2003           December 31, 2002
                                                                                   -----------------------   -----------------------
                                                                                      Cost      Valuation       Cost      Valuation
                                                                                   ----------   ----------   ----------   ----------
Communications and Software:
EDmin.com, Inc.
---------------
   218,615 and 209,101 shares of 9%, Series A cumulative convertible preferred stock as of June 30, 2003 and December 31, 2002, respectively, and
     warrants to purchase 20,000 shares of common stock at $4.00 per share         $  802,460   $1,411,344   $  764,404   $1,351,881

Chequemate International, Inc.
------------------------------
   1,648,734 shares of common stock                                                      --           --           --           --

Media Sciences International, Inc. (formerly Cadapult Graphic Systems, Inc.)
----------------------------------------------------------------------------
   100,000 shares of 11.5%, Series A convertible preferred stock, 25,000 options
     and 323,000 warrants to purchase shares of common stock at various prices        930,000      930,000      930,000      930,000
   112,797 and 52,273 shares of common stock as of June 30, 2003 and
     December 31, 2002, respectively                                                   82,777       40,607       52,273       21,049
                                                                                                ----------                ----------

Total Communications and Software (32.7% and 28.2% of total loans and
   investments as of June 30, 2003 and December 31, 2002, respectively)                          2,381,951                 2,302,930
                                                                                                ----------                ----------

Healthcare Products and Services:
Physicians Total Care, Inc.
---------------------------
   10% promissory note due September, 2004 and warrants to purchase
     350,000 shares of common stock for at various prices                             807,795         --        807,795         --
   700 shares of common stock                                                           4,000         --          4,000         --

Inter-Med, Inc.
---------------
   2,491.3031 and 1,743.248 shares of common stock as of
     June 30, 2003 and December 31, 2002, respectively                                672,279      672,279      650,000      650,000
   12% promissory note due July, 2005-June, 2006                                      190,104      190,104      187,875      187,875
   Warrants to purchase 748.0551 shares of common stock at
     $.01 per share as of December 31, 2002                                              --           --         22,271       22,271

Futuremed Interventional, Inc.
------------------------------
   13.5% promissory note due February, 2005                                              --           --        955,523      955,523
   Warrants to purchase 6% of the company at $.01 per share                           102,640      765,306      102,640      765,306
   400,000 shares of common stock of IMED Devices, Inc.
     (an affiliate of Futuremed Interventional, Inc.)                                    --        100,000         --        100,000
                                                                                                ----------                ----------

Total Healthcare Products and Services (23.7% and 32.9% of total loans and
   investments as of June 30, 2003 and December 31, 2002, respectively)                          1,727,689                 2,680,975
                                                                                                ----------                ----------


                                                                                      June 30, 2003           December 31, 2002
                                                                                 -----------------------   -----------------------
                                                                                    Cost      Valuation       Cost      Valuation
                                                                                 ----------   ----------   ----------   ----------
Manufacturing:
Childs & Albert
---------------
   12.5% promissory note due October, 2005                                          767,573      767,573      760,367      760,367
   Warrants to purchase 833.334 shares of common stock at $10 per share              72,065       72,065       72,065       72,065

Feed Management Systems, Inc. (formerly Easy Systems, Inc.)
-----------------------------------------------------------
   435,590 shares of common stock                                                 1,077,422      304,913    1,077,422      304,913

Hicklin Engineering, L.C
------------------------
   10% subordinated note due December, 2003                                         400,000      400,000      400,000      400,000
   68,570 units of membership interests                                                  69      137,500           69           69

The Schebler Company
--------------------
   13% promissory note due March, 2005                                              162,831      162,831      161,735      161,735
   Warrants to purchase 1.66% of common stock at $.01 per share                      11,504       11,504       11,504       11,504
   166,666 shares of 10% convertible cumulative preferred stock                     166,667      166,667      166,667      166,667
   166,666 shares of common stock                                                   166,667      166,667      166,667      166,667
                                                                                              ----------                ----------

Total Manufacturing (30.0% and 25.0% of total loans and investments
   as of June 30, 2003 and December 31, 2002, respectively)                                    2,189,720                 2,043,987
                                                                                              ----------                ----------

Other Service Industries:
International Pacific Seafoods, Inc.
------------------------------------
   12% subordinated note due June 2003 through June 2005                            740,000      740,000      880,000      880,000
   1,501 shares of common stock                                                       1,141        1,141        1,141        1,141

Kinseth Hospitality Company, Inc.
---------------------------------
   14% note due May, 2003                                                           250,000      250,000      250,000      250,000

Pickerman's Development Company
-------------------------------
   12% promissory notes due April, 2005 through March, 2006                         547,663         --        547,663         --
   12% promissory note due on demand                                                 12,520         --         12,520         --
   Warrants to purchase 2,406,250 shares of common stock at $0.01 per share          72,849         --         72,849         --
                                                                                              ----------                ----------

Total Other Service Industries (13.6% and 13.9% of total loans and investments
   as of June 30, 2003 and December 31, 2002, respectively)                                      991,141                 1,131,141
                                                                                              ----------                ----------

TOTAL LOANS AND INVESTMENTS                                                                   $7,290,501                $8,159,033
                                                                                              ==========                ==========

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments.
Interest income consists of the following:

                                Three Months Ending June 30                 Six Months Ending June 30
                                    2003             2002                     2003             2002
                                    ----             ----                     ----             ----
     Portfolio investments     $    97,677       $   129,498             $   213,805       $   258,883
     Money market                    5,467             6,507                  10,057            14,141
                               -----------       -----------             -----------       -----------
     Interest income           $   103,144       $   136,005             $   223,862       $   273,024
                               ===========       ===========             ===========       ===========

     Dividend income           $    31,331       $     4,166             $    94,197       $   107,356
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

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $114,076 for the first six months of 2003 and $136,453 the same period a year ago. The decrease in management fees is due to a decreased portfolio of loans and investments.

Professional fees include legal and accounting expenses, with the decrease from 2002 to 2003 due to legal fees incurred in 2002 relating to the possibility of restructuring the Trust resulting from the SBIC being in violation of the maximum capital impairment percentage permitted by the SBA and a one time credit received on fees relating to a prior period.

Interest expense is on debentures payable to the SBA through its wholly owned subsidiary, Berthel SBIC, LLC. The Trust has issued debentures totalling
$9,500,000 for which the SBA has demanded repayment as described below.

Other general and administrative expenses increased from $39,286 for the first six months of 2002 to $218,939 for the first six months of 2003. This increase is primarily the result of amortization expense of $194,987 in 2003 to write off the remaining deferred financing costs.

The Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 26, 2002, the SBIC received notice from the SBA, dated August 22, 2002, that the SBIC was in default pursuant to the terms of subordinated debentures issued by the SBIC. Pursuant to the notice the SBA made demand for repayment of $9,500,000
(plus accrued interest) outstanding pursuant to the subordinated debentures.
Management will be negotiating terms of the repayment with the SBA and anticipates the disposal of assets in the SBIC in order to repay the debentures.
The actions taken by the SBA impact the SBIC's ability to continue as a going concern. The assets and liabilities of the SBIC as of June 30, 2003 are $9,240,817 and $9,789,509, respectively.

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

The change in unrealized and realized gains and losses recognized is summarized in the following table:

                                      Three Months Ending June 30             Six Months Ending June 30
                                        2003              2002                 2003              2002
                                        ----              ----                 ----              ----
     VoiceFlash Networks, Inc.                -0-         (88,762)                   -0-           53,278
     Chequemate International                 -0-        (126,839)                   -0-        (340,058)
     EDmin.com                             10,823              -0-                21,407              -0-
     Feed Management Systems                  -0-          204,913                   -0-          204,913
     IMED Devices, Inc.                       -0-          100,000                   -0-          100,000
     Object Space, Inc.                       -0-          404,800                   -0-          404,800
     Hicklin Engineering, L.C.            137,431              -0-               137,431              -0-
     Media Sciences International        (11,731)          (7,945)              (10,946)         (11,430)
                                    -------------    -------------         -------------    -------------
     Unrealized gain (loss)         $     136,523    $     486,167         $     147,892    $     411,503
                                    =============    =============         =============    =============

                                      Three Months Ending June 30             Six Months Ending June 30
                                        2003              2002                 2003              2002
                                        ----              ----                 ----              ----
     Chequemate International                 -0-           10,889                   -0-           10,889
     Object Space, Inc.                       -0-        (404,800)                   -0-        (404,800)
     Futuremed Interventional              35,924              -0-                35,924              -0-
                                    -------------    -------------         -------------    -------------
     Realized gain (loss)           $      35,924    $   (393,911)         $      35,924    $   (393,911)
                                    =============    =============         =============    =============

The change in the unrealized gains and losses are the result of carrying the Trust's portfolio of loans and investments at fair value. The fair value of the loans and investments are approved by the Independent Trustees, and in the case of the SBIC, are in accordance with SBA regulations. The Trust recognizes realized gains and losses when investments have been either sold or written off as deemed to be worthless. Securities that are traded publicly are valued at the market price less any appropriate discount for reasons of liquidity or restrictions. The unrealized gain on Hicklin Engineering is to reflect the fair value of this security, which was sold in July, 2003 for $137,500.

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

Liquidity and Capital Resources
Cash and cash equivalents amounted to $1,885,110 at June 30, 2003 and $1,125,133 at December 31, 2002. Net cash from operating activities was a net source of cash of $759,977 for the six months ending June 30, 2003, and a net use of cash of $278,745 for the same period in 2002, with the difference attributable to a $1,000,000 payoff of the Futuremed note in 2003. Also, International Pacific Seafoods paid $140,000 on their note during the first two quarters of 2003.

The Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 26, 2002, the SBIC received notice from the SBA, dated August 22, 2002, that the SBIC was in default pursuant to the terms of subordinated debentures issued by the SBIC. Pursuant to the notice the SBA made demand for repayment of $9,500,000 (plus accrued interest) outstanding pursuant to the subordinated debentures. Management will be negotiating terms of the repayment with the SBA and anticipates the disposal of assets in the SBIC in order to repay the debentures. The actions taken by the SBA impact the SBIC's ability to continue as a going concern. The assets and liabilities of the SBIC as of June 30, 2003 are $9,240,817 and $9,789,509, respectively.

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



As of June 30, 2003, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At June 30, 2003, the amount at risk was $7,290,501 and consisted of the following:

                                                          Cost            Valuation
                                                     -------------      -------------
     Debt securities and loans                       $   3,878,486      $   2,510,508
     Preferred stocks                                    1,899,127          2,508,011
     Common stocks                                       2,004,355          1,423,107
     Warrants and options to purchase common stock         259,058            848,875
                                                     -------------      -------------
     Total loans and investments                     $   8,041,026      $   7,290,501
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


                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits
        --------
Exhibit 99.1      Certification of Chief Executive Officer
Exhibit 99.2      Certification of Chief Financial Officer
Exhibit 99.3      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
Exhibit 99.4      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
                                  (Registrant)



Date:    August 11, 2003                    /s/  Ronald O. Brendengen
         ---------------                    -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date:    August 11, 2003                    /s/  Daniel P. Wegmann
         ---------------                    -----------------------------------
                                                 Daniel P. Wegmann, Controller


Date:    August 11, 2003                    /s/  Henry Royer
         ---------------                    -----------------------------------
                                                 Henry Royer,
                                                 Executive Vice President