Form 10-Q
period 2003-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 2003-11-13
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2003
                                      ------------------

                                                         or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From           to
                                                        -----------  -----------


                        Commission File Number 033-89506
                                              -----------

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

                                 (319) 447-5700
                                 --------------
               Registrant's telephone number, including area code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b-2 of the Securities Exchange Act of 1934). Yes     No  X
                                                       -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Shares of Beneficial Interest -      10,541 shares as of October 24, 2003

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----
Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Assets and Liabilities -
              September 30, 2003 and December 31, 2002                       3

              Consolidated Statements of Operations -
              three months ended September 30, 2003 and
              September 30, 2002                                             4

              Consolidated Statements of Operations -
              nine months ended September 30, 2003 and
              September 30, 2002                                             5

              Consolidated Statements of Changes in Net Liabilities -
              nine months ended September 30, 2003 and
              September 30, 2002                                             6

              Consolidated Statements of Cash Flows -
              nine months ended September 30, 2003 and
              September 30, 2002                                             7

              Notes to Consolidated Financial Statements                     8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                   13

Item 4.       Controls and Procedures                                       14


Part II.   OTHER INFORMATION
----------------------------
Item 6.           Exhibits                                                  14

Signatures                                                                  15



                         BERTHEL GROWTH & INCOME TRUST I
          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                     September 30,   December 31,
                                                         2003            2002
                                                     ------------    ------------
ASSETS
Loans and investments (Note B)                       $  8,901,490    $  8,159,033
Cash and cash equivalents                                 250,301       1,125,133
Interest and dividends receivable                          71,477          75,591
Deferred financing costs                                      -0-         194,987
Other assets                                                8,012           3,349
                                                     ------------    ------------
TOTAL ASSETS                                            9,231,280       9,558,093
                                                     ------------    ------------


LIABILITIES
Accrued interest payable                                    6,386         267,328
Accounts payable and other accrued expenses                40,088          47,317
Due to affiliate                                           20,894           3,000
Deferred income                                             7,342          13,426
Distributions payable to shareholders                   4,612,546       3,981,819
Debentures (Note C)                                     8,100,000       9,500,000
                                                     ------------    ------------
TOTAL LIABILITIES                                      12,787,256      13,812,890
                                                     ------------    ------------


COMMITMENTS AND CONTINGENCIES

NET LIABILITIES (equivalent to ($337.35) per share
     at September 30, 2003 and ($403.64) per share
     at December 31, 2002)                           $ (3,555,976)   $ (4,254,797)
                                                     ============    ============

Net liabilities consist of:
Shares of beneficial interest (25,000 shares
     authorized; 10,541 shares issued
     and outstanding)                                $    774,470    $  2,038,016
Accumulated net realized losses                        (5,221,041)     (5,394,395)
Accumulated net unrealized gains (losses)                 890,595        (898,418)
                                                     ------------    ------------
                                                     $ (3,555,976)   $ (4,254,797)
                                                     ============    ============


See notes to consolidated financial statements.

                          BERTHEL GROWTH & INCOME TRUST I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                          Three Months Ended
                                                    September 30,     September 30,
                                                        2003              2002
                                                     -----------       -----------
REVENUES:
     Interest income                                 $    86,118       $   134,837
     Dividend income                                      28,041            22,167
     Application, closing, and other fees                  2,027             2,027
                                                     -----------       -----------
Total revenues                                           116,186           159,031
                                                     -----------       -----------

EXPENSES:
     Management fees                                      57,310            68,046
     Administrative services                                 948             9,600
     Trustee fees                                          6,000             8,000
     Professional fees                                    33,402            19,769
     Interest expense                                    185,719           201,591
     Other general and administrative expenses            10,951            20,234
                                                     -----------       -----------
Total expenses                                           294,330           327,240
                                                     -----------       -----------

Net investment loss                                     (178,144)         (168,209)
Unrealized gain (loss) on investments                  1,641,120        (1,069,705)
Realized gain on investments                             137,431               -0-
                                                     -----------       -----------

Net increase (decrease) in net assets                $ 1,600,407       $(1,237,914)
                                                     ===========       ===========

Per beneficial share amounts:
Net increase (decrease) in net assets                $    151.83       $   (117.44)
                                                     ===========       ===========

Weighted average shares                                   10,541            10,541
                                                     ===========       ===========


See notes to consolidated financial statements.

                          BERTHEL GROWTH & INCOME TRUST I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                            Nine Months Ended
                                                    September 30,     September 30,
                                                        2003              2002
                                                     -----------       -----------
REVENUES:
     Interest income                                 $   309,980       $   407,861
     Dividend income                                     122,238           129,523
     Application, closing, and other fees                  6,083             7,348
                                                     -----------       -----------
Total revenues                                           438,301           544,732
                                                     -----------       -----------

EXPENSES:
     Management fees                                     171,386           204,499
     Administrative services                               8,897            28,800
     Trustee fees                                         18,000            24,000
     Professional fees                                    60,618            59,042
     Interest expense                                    582,329           598,201
     Other general and administrative expenses           229,890            59,520
                                                     -----------       -----------
Total expenses                                         1,071,120           974,062
                                                     -----------       -----------

Net investment loss                                     (632,819)         (429,330)
Unrealized gain (loss) on investments                  1,789,012          (658,202)
Realized gain (loss) on investments                      173,355          (393,911)
                                                     -----------       -----------

Net increase (decrease) in net assets                $ 1,329,548       $(1,481,443)
                                                     ===========       ===========

Per beneficial share amounts:
Net increase (decrease) in net assets                $    126.13       $   (140.54)
                                                     ===========       ===========

Weighted average shares                                   10,541            10,541
                                                     ===========       ===========


See notes to consolidated financial statements

                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                             Nine Months Ended             Nine Months Ended
                                            September 30, 2003            September 30, 2002
                                            ------------------            ------------------

                                          Shares of                    Shares of
                                          Beneficial                   Beneficial
                                           Interest       Amount        Interest      Amount
                                         -----------   -----------    -----------   -----------
Net investment loss                             --     $  (632,819)          --     $  (429,330)

Unrealized gain (loss) on investments           --       1,789,012           --        (658,202)

Realized gain (loss) on investments             --         173,355           --        (393,911)

Distributions payable to shareholders           --        (630,727)          --        (630,728)

Net liabilities at beginning of period        10,541    (4,254,797)        10,541    (1,504,270)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(3,555,976)        10,541   $(3,616,441)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                           BERTHEL GROWTH & INCOME TRUST I
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                            Nine Months Ended
                                                     September 30,     September 30,
                                                         2003              2002
                                                      -----------       -----------
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                 $ 1,329,548       $(1,481,443)
Adjustments to reconcile net increase in net assets
     to net cash flows from operating activities:
Amortization                                              194,987            33,330
Accretion of discount on debt securities                  (24,350)          (31,193)
Unrealized loss (gain) on investments                  (1,789,012)          658,202
Realized loss (gain) on investments                      (173,355)          393,911
Changes in operating assets and liabilities
     Loans and investments                              1,244,260            14,346
     Interest and dividends receivable                      4,114            52,459
     Other receivables                                        -0-               759
     Other assets                                          (4,663)           (8,371)
     Accrued interest payable                            (260,942)         (201,592)
     Accounts payable and other accrued expenses           (7,229)          (18,761)
     Due to affiliate                                      17,894            23,354
     Deferred income                                       (6,084)           (6,082)
                                                      -----------       -----------
Net cash flows from operating activities                  525,168          (571,081)
                                                      -----------       -----------

FINANCING ACTIVITIES:
Payment of debentures                                  (1,400,000)              -0-
                                                      -----------       -----------
Net cash flows from financing activities               (1,400,000)              -0-
                                                      -----------       -----------

NET DECREASE IN CASH                                     (874,832)         (571,081)

CASH AT BEGINNING OF PERIOD                             1,125,133         1,631,387
                                                      -----------       -----------

CASH AT END OF PERIOD                                 $   250,301       $ 1,060,306
                                                      ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                $   843,271       $   799,793
Noncash financing activities:
Distributions payable to shareholders                     630,727           630,728



See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain amounts from 2002 have been reclassified to conform with the 2003 presentation.

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

On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants and events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

The SBIC's total assets and liabilities are $9,223,205 and $8,148,965, respectively, as of September 30, 2003. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



NOTE B -LOANS AND INVESTMENTS

                                                                   September 30, 2003                    December 31, 2002
                                                            -------------------------------      ---------------------------------
                                                                Cost              Valuation          Cost              Valuation
Communications and Software:
EDmin.com, Inc.
---------------
   223,533 and 209,101 shares of 9%, Series A
     cumulative convertible preferred stock as
     of September 30, 2003 and December 31, 2002,
     respectively, and warrants to purchase 20,000
     shares of common stock at $4.00 per share              $   822,132        $ 1,442,081       $   764,404           $ 1,351,881

Chequemate International, Inc.
------------------------------
   1,648,734 shares of common stock                                --                 --                --                    --

Media Sciences International, Inc. (formerly Cadapult
-----------------------------------------------------
Graphic Systems, Inc.)
----------------------
   100,000 shares of 11.5%, Series A convertible
     preferred stock, 25,000 options and 323,000
     warrants to purchase shares of common stock
     at various prices                                          930,000            930,000           930,000               930,000
   112,797 and 52,273 shares of common stock as of
     September 30, 2003 and  December 31, 2002,
     respectively                                                82,777            113,399            52,273                21,049
                                                                               -----------                             -----------

Total Communications and Software (27.9% and 28.2%
     of total loans and investments as of
     September 30, 2003 and December 31, 2002,
     respectively)                                                 --            2,485,480              --               2,302,930
                                                                               -----------                             -----------

Healthcare Products and Services:
Physicians Total Care, Inc.
---------------------------
   10% promissory note due September, 2004 and
     warrants to purchase 350,000 shares of common
     stock for at various prices                                807,795               --             807,795                  --
   700 shares of common stock                                     4,000               --               4,000                  --

Inter-Med, Inc.
---------------
   2,491.3031 and 1,743.248 shares of common stock
     as of September 30, 2003 and December 31, 2002,
     respectively                                               672,279            672,279           650,000               650,000
   12% promissory note due July, 2005-June, 2006                191,219            191,219           187,875               187,875
   Warrants to purchase 748.0551 shares of common
     stock at $.01 per share as of December 31, 2002               --                 --              22,271                22,271

Futuremed Interventional, Inc.
------------------------------
   13.5% promissory note due February, 2005 at
     December 31, 2002                                             --                 --             955,523               955,523
   Warrants to purchase 6% of the company at $.01
     per share                                                  102,640          2,460,000           102,640               765,306
   400,000 shares of common stock of IMED Devices, Inc.
     (an affiliate of Futuremed Interventional, Inc.)              --              100,000              --                 100,000
                                                                               -----------                             -----------

Total Healthcare Products and Services (38.5% and 32.9%
     of total loans and investments as of September 30,
     2003 and December 31, 2002, respectively)                                   3,423,498                               2,680,975
                                                                               -----------                             -----------

                                                             September 30, 2003                           December 31, 2002
                                                         -------------------------------             -------------------------------
                                                           Cost              Valuation                 Cost              Valuation
Manufacturing:
Childs & Albert
---------------
   12.5% promissory note due October, 2005                 771,176               771,176               760,367               760,367
   Warrants to purchase 833.334 shares of common
     stock at $10 per share                                 72,065                72,065                72,065                72,065

Feed Management Systems, Inc. (formerly Easy
--------------------------------------------
Systems, Inc.)
--------------
   435,590 shares of common stock                        1,077,422               304,913             1,077,422               304,913

Hicklin Engineering, L.C.
-------------------------
   10% subordinated note due December, 2003                400,000               400,000               400,000               400,000
   68,570 units of membership interests at
   December 31, 2002                                          --                    --                      69                    69

The Schebler Company
--------------------
   13% promissory note due March, 2005                     163,379               163,379               161,735               161,735
   Warrants to purchase 1.66% of common stock at
     $.01 per share                                         11,504                11,504                11,504                11,504
   166,666 shares of 10% convertible cumulative
     preferred stock                                       166,667               166,667               166,667               166,667
   166,666 shares of common stock                          166,667               166,667               166,667               166,667
                                                                              ----------                                  ----------

Total Manufacturing (23.1% and 25.0% of total loans
   and investments as of September 30, 2003 and
   December 31, 2002, respectively)                                            2,056,371                                   2,043,987
                                                                              ----------                                  ----------

Other Service Industries:
International Pacific Seafoods, Inc.
------------------------------------
   12% subordinated note due June 2003 through
     June 2005                                             685,000               685,000               880,000               880,000
   1,501 shares of common stock                              1,141                 1,141                 1,141                 1,141

Kinseth Hospitality Company, Inc.
---------------------------------
   14% note due May, 2003                                  250,000               250,000               250,000               250,000

Pickerman's Development Company
-------------------------------
   12% promissory notes due April, 2005 through
     March, 2006                                           547,663                  --                 547,663                  --
   12% promissory note due on demand                        12,520                  --                  12,520                  --
   Warrants to purchase 2,406,250 shares of common
     stock at $0.01 per share                               72,849                  --                  72,849                  --
                                                                              ----------                                  ----------

Total Other Service Industries (10.5% and 13.9% of
     total loans and investments as of September 30,
     2003 and December 31, 2002, respectively)                                   936,141                                   1,131,141
                                                                              ----------                                  ----------

TOTAL LOANS AND INVESTMENTS                                                   $8,901,490                                  $8,159,033
                                                                              ==========                                  ==========

NOTE C - DEBENTURES
The SBIC issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC was required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants and events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------
Results of Operations Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                             Three Months Ending September 30                Nine Months Ending September 30
                                    2003             2002                         2003             2002
                                    ----             ----                         ----             ----
     Portfolio investments     $    82,063       $   128,320                 $   295,868       $   387,203
     Money market                    4,055             6,517                      14,112            20,658
                               -----------       -----------                 -----------       -----------
     Interest income           $    86,118       $   134,837                 $   309,980       $   407,861
                               ===========       ===========                 ===========       ===========

     Dividend income           $    28,041       $    22,167                 $   122,238       $   129,523
                               ===========       ===========                 ===========       ===========

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest reflects cash resources that are invested in highly liquid money market savings funds, the level of which varies depending on uses of cash to purchase new investments and finance operations and sources of cash from loan payoffs.
Dividend income reflects dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $171,386 for the first nine months of 2003 and $204,499 the same period a year ago. The decrease in management fees is due to a decreased portfolio of loans and investments.

Other general and administrative expenses increased from $59,520 for the first nine months of 2002 to $229,890 for the first nine months of 2003. This increase is primarily the result of amortization expense of $194,987 in 2003 to write off the remaining deferred financing costs.

The Trust continues to have a deficiency in net assets as well as net losses. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 26, 2002, the SBIC received notice from the SBA, dated August 22, 2002, that the SBIC was in default pursuant to the terms of subordinated debentures issued by the SBIC. Pursuant to the notice the SBA made demand for repayment of $9,500,000 (plus accrued interest) outstanding pursuant to the subordinated debentures. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants and events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater. These factors may impact the SBIC's and Trust's ability to continue as a going concern. The assets and liabilities of the SBIC as of September 30, 2003 are $9,223,205 and $8,148,965, respectively.

The change in unrealized and realized gains and losses is summarized in the following table:

                                   Three Months Ending September 30             Nine Months Ending September 30
                                        2003              2002                      2003              2002
                                        ----              ----                      ----              ----
     VoiceFlash Networks, Inc.                -0-         (36,921)                        -0-           16,357
     Chequemate International                 -0-         (42,689)                        -0-        (382,747)
     EDmin.com                             11,065           10,125                     32,472           10,125
     Feed Management Systems                  -0-              -0-                        -0-          204,913
     Futuremed Interventional           1,694,694              -0-                  1,694,694              -0-
     Hicklin Engineering, L.C.          (137,431)              -0-                        -0-              -0-
     IMED Devices, Inc.                       -0-              -0-                        -0-          100,000
     McLeodUSA, Inc.                          -0-              653                        -0-              653
     Media Sciences International          72,792         (10,873)                     61,846         (22,303)
     Object Space, Inc.                       -0-              -0-                        -0-          404,800
     ServeCore Business Solutions             -0-        (990,000)                        -0-        (990,000)
                                    -------------    -------------              -------------    -------------
     Unrealized gain (loss)         $   1,641,120    $ (1,069,705)              $   1,789,012    $   (658,202)
                                    =============    =============              =============    =============

                                   Three Months Ending September 30             Nine Months Ending September 30
                                        2003              2002                      2003              2002
                                        ----              ----                      ----              ----
     Chequemate International                 -0-              -0-                        -0-           10,889
     Hicklin Engineering, L.C.            137,431              -0-                    137,431              -0-
     Object Space, Inc.                       -0-              -0-                        -0-        (404,800)
     Futuremed Interventional                 -0-              -0-                     35,924              -0-
                                    -------------    -------------              -------------    -------------
     Realized gain (loss)           $     137,431    $         -0-              $     173,355    $   (393,911)
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

Berthel Fisher & Company, Inc. ("BFC"), the parent of the Trust Advisor, is in default on $2.2 million of its unsecured debt that was due December 31, 2002.
BFC is pursuing additional financing, refinancing, and asset sales to meet its obligations and must raise a minimum of $2.4 million. Approximately $900,000 has been raised as of the filing of this report. No assurance can be provided that BFC will be successful in its efforts. Since BFC is in default, its creditors could take legal action to enforce their right to repayment. No legal action has been taken at this time. The failure of BFC to raise the minimum amount of capital or legal action taken by the creditors could impact BFC's ability to continue as a going concern. This could ultimately affect the ability of the Trust Advisor to continue as a going concern. If this were to happen, the Trust would need to appoint a new trust advisor. The new trust advisor could require additional fees and charges that would have a significant negative impact on the Trust.

Liquidity and Capital Resources
Cash and cash equivalents amounted to $250,301 at September 30, 2003 and $1,125,133 at December 31, 2002. Net cash from operating activities was a net source of cash of $525,168 for the nine months ending September 30, 2003, and a net use of cash of $571,081 for the same period in 2002, with the difference attributable to a $1,000,000 payoff of the Futuremed note in 2003. Also, International Pacific Seafoods paid $195,000 on their note during the first three quarters of 2003.

The Trust continues to have a deficiency in net assets as well as net losses. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 26, 2002, the SBIC received notice from the SBA, dated August 22, 2002, that the SBIC was in default pursuant to the terms of subordinated debentures issued by the SBIC. Pursuant to the notice the SBA made demand for repayment of $9,500,000 (plus accrued interest) outstanding pursuant to the subordinated debentures. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. These factors may impact the SBIC's and Trust's ability to continue as a going concern. The assets and liabilities of the SBIC as of September 30, 2003 are $9,223,205 and $8,148,965, respectively.

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

As of September 30, 2003, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At September 30, 2003, the amount at risk was $8,901,490 and consisted of the following:



                                                                   Cost               Valuation
                                                                   ----               ---------
         Debt securities and loans                            $   3,828,752         $   2,460,774
         Preferred stocks                                         1,918,799             2,538,748
         Common stocks                                            2,004,286             1,358,399
         Warrants and options to purchase common stock              259,058             2,543,569
                                                              -------------         -------------
         Total loans and investments                          $   8,010,895         $   8,901,490
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


                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits
Exhibit 31.1      Certification of Chief Executive Officer
Exhibit 31.2      Certification of Chief Financial Officer
Exhibit 32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
Exhibit 32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
                                  (Registrant)



Date:    November 12, 2003                  /s/  Ronald O. Brendengen
         -----------------                  -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date:    November 12, 2003                  /s/  Daniel P. Wegmann
         -----------------                  -----------------------------------
                                                 Daniel P. Wegmann, Controller


Date:    November 12, 2003                  /s/  Henry Royer
         -----------------                  -----------------------------------
                                                 Henry Royer,
                                                 Executive Vice President