Form 10-K
period 2003-12-31
BERTHEL GROWTH & INCOME TRUST I
filed 2004-03-29
CIK 937969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                        Commission File Number 033-89506

                         BERTHEL GROWTH & INCOME TRUST I
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                      52-1915821
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                         701 Tama Street, Marion, Iowa             52302
                     --------------------------------------       --------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [ ] Yes [X] No

As of June 30, 2003, 10,541 Shares of Beneficial Interest were issued and outstanding with an aggregate market value of $-0- at that time. As of February 2, 2004, 10,541 Shares of Beneficial Interest were issued and outstanding.

                            EXHIBIT INDEX AT PAGE 32

                         BERTHEL GROWTH & INCOME TRUST I
                          2003 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.   Business..........................................................   3
Item 2.   Properties........................................................   4
Item 3.   Legal Proceedings.................................................   4
Item 4.   Submission of Matters to a Vote of Shareholders...................   4


                                     PART II

Item 5.   Market for the Registrant's Common Equity
          and Related Shareholder Matters...................................   4
Item 6.   Selected Financial Data...........................................   5
Item 7.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations..................   6
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.........  10
Item 8.   Financial Statements and Supplementary Data.......................  10
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure............................  25
Item 9A.  Controls and Procedures...........................................  25


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................  26
Item 11.  Executive Compensation............................................  28
Item 12.  Security Ownership of Certain Beneficial Owners and Management....  29
Item 13.  Certain Relationships and Related Transactions....................  29
Item 14.  Principal Accountant Fees and Services............................  29


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...  30
          Signatures........................................................  31
          Exhibit Index.....................................................  32

                                     PART I
Item 1. Business
        --------
Berthel Growth & Income Trust I (the Trust), a Delaware business trust that has elected to be treated as a business development company under the Investment Company Act of 1940, was organized on February 10, 1995. The Trust's Registration Statement was declared effective June 21, 1995, at which time the Trust began offering Shares of Beneficial Interest (shares). The underwriting period was completed on June 21, 1997, with a total of $10,541,000 raised. The Trust's principal office is located at 701 Tama Street, Marion, Iowa 52302. The Trust is a closed-end management investment company intended as a long-term investment and not as a trading vehicle.

On May 4, 1998, Berthel SBIC, LLC (SBIC), a wholly owned subsidiary of the Trust within the meaning of Section 2(a)(43) of the Investment Company Act of 1940, received a license to operate as a Small Business Investment Company from the Small Business Administration (SBA). The SBIC was formed in 1997. The Trust initially funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program. During 2001, the Trust contributed an additional $700,000 in capital to the SBIC. The Trust Advisor and Independent Trustees (Trustees) also serve as the Independent Managers of the SBIC. As used hereinafter, with respect to investment activities, the term "Trust" includes investment activities of the SBIC.

Berthel Fisher & Company Planning, Inc. (Trust Advisor) is a corporation organized under the laws of the State of Iowa on March 20, 1989. The Trust Advisor is a registered investment advisor organized as a wholly owned subsidiary of Berthel Fisher & Company (Berthel Fisher). Berthel Fisher, a financial services holding company, was formed in 1985 as an Iowa corporation to hold the stock of Berthel Fisher & Company Financial Services, Inc. (Financial Services), a broker-dealer registered with the National Association of Securities Dealers, Inc. Financial Services was the dealer-manager for the Trust's offering of its shares.

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

During the years ended December 31, 2003 and 2002, the Trust continues to have a deficiency in net assets, as well as net investment losses and negative cash flow from operations during the year ended December 31, 2002. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

The SBIC's total assets and liabilities are $8,968,659 and $7,878,960, respectively, as of December 31, 2003. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust, through its Trust Advisor, directs its investment efforts to small and medium sized companies which, in the view of the Trust Advisor, provides opportunities for significant capital appreciation and prudent diversification of risk. The Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of portfolio companies will often have significant speculative characteristics.

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


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        -----------------------------------------------------------------
        Matters
        -------
The Registrant's shares are not publicly traded. There is no established public trading market for the shares of the Trust and it is unlikely that any will develop. The Trust Advisor will resist the development of a public market for the shares.

                                            Number of        Number of Shares of
                                           Shareholders      Beneficial Interest
       Title of Class                    at March 4, 2003      at March 4, 2003
       -------------------------------------------------------------------------
       Shares of Beneficial Interest           880                   10,541

The Trust accrued an underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June 21, 1997, the final closing. Shareholders were paid $250,000 in July 1996 and $493,897 in July 1997, leaving $522,791 of the underwriting return remaining to be paid. There remains to be paid $3,610, which represents interest earned by the Trust on the investor's funds held in escrow through the initial closing. Since the final closing, a priority return at 8% simple interest has been accrued. The earned priority return amounted to $843,279, $845,590, $843,280, $843,280, and $843,280 in 1999, 2000, 2001, 2002, and 2003, respectively.
Priority return distributions were $486,550 in 1999, and $0 in 2000, 2001, 2002, and 2003. Priority return distributions payable at December 31 of each year were $923,268, $1,768,858, $2,612,138, $3,455,418, and $4,298,698 for 1999, 2000,
2001, 2002, and 2003 respectively.



The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2003. Distributions from the SBIC to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At
December 31, 2003, the SBIC had a deficit of "earnings available for distribution" in the amount of $8,354,577 and, accordingly, no distributable cash.

Item 6.  Selected Financial Data
         -----------------------
                                                                Year Ended December 31
                                       -----------------------------------------------------------------------
                                     2003            2002               2001            2000                1999
-------------------------------------------------------------------------------------------------------------------
Total assets                   $   8,968,700     $   9,558,093    $   11,478,789    $  13,692,384    $   13,316,795
Debentures payable                 7,709,172         9,500,000         9,500,000        9,500,000         5,550,000
Net increase (decrease) in
 net assets resulting
 from operations                   1,302,461       (1,907,247)       (2,126,852)      (3,773,281)       (4,229,880)
Unrealized gain (loss)
 on investments                    1,916,997         1,682,463       (1,157,960)      (3,483,551)       (2,195,298)
Realized gain (loss)
 on investments                      173,355       (2,978,023)         (486,372)              -0-       (1,930,000)
Net operational increase
 (decrease) in net assets
 per beneficial share                 123.56          (180.94)          (201.78)         (357.96)          (401.28)
Distributions per beneficial share       -0-               -0-               -0-            46.16             46.16

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

                                             2003             2002              2001
                                             ----             ----              ----
         Portfolio investments          $     370,740     $     513,720    $     706,318
         Money market                          14,863            25,180           21,246
                                        -------------     -------------    -------------
         Interest income                $     385,603     $     538,900    $     727,564
                                        =============     =============    =============

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. Dividend income was $142,356 in 2003, $152,095 in 2002, and $158,667 in
2001, reflecting dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $228,541 in 2003, $263,906 in 2002, and $314,313 in 2001. The decrease is a result of the lower investment base. Management fees are accrued and payable to the Trust
Advisor, in accordance with the management agreement.

Trustee fees represent compensation for services rendered to the Trust. Each
Independent Trustee is paid $1,000 per month plus $1,000 per board meeting attended, up to a maximum of $24,000 in meeting fees per year. Professional fees are legal and accounting expenses.

Other general and administrative expenses were $243,738 in 2003, $81,568 in 2002, and $114,062 in 2001. The increase in 2003 is primarily the result of amortization expense of $194,987 to write off the remaining deferred financing costs.

In accordance with the SBA loan agreement, discussed in more detail below, the Trust continues to accrue the management fees, but is not paying them.
Management fees payable to the Trust Advisor are $76,640 as of December 31, 2003. The Trust does not have sufficient cash available to pay the trustee fees.
Fees payable to the trustees were $18,000 as of December 31, 2003.

Interest expense is on debentures payable to the SBA and was $730,356 in 2003, $794,025 in 2002, and $806,446 in 2001. The Trust issued debentures totalling
$9,500,000 for which the SBA has demanded repayment; this debt was refinanced during 2003, as described in the following paragraph.

During the years ended December 31, 2003 and 2002, the Trust continues to have a deficiency in net assets, as well as net investment losses and negative cash flow from operations during the year ended December 31, 2002. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On
September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

                                       6



The SBIC's total assets and liabilities are $8,968,659 and $7,878,960, respectively, as of December 31, 2003. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The changes in unrealized gains and losses and the realized gains and losses on investments recognized during the previous three years are summarized in the following table:

Change in unrealized gains (losses):
                                                 2003                2002             2001
                                                 ----                ----             ----
McLeodUSA, Inc.                           $            -0-    $       610,000     $     (444,494)
Object Space, Inc.                                     -0-            404,800           (200,000)
Physicians Total Care, Inc.                            -0-                -0-           (400,000)
Bristol Retail Solutions                               -0-                -0-              28,644
VoiceFlash Networks, Inc.                              -0-            784,704           (784,704)
Chequemate International                               -0-          (411,207)             136,848
Feed Management. Systems, Inc.                         -0-            204,913                 -0-
EDmin.com                                           43,788             20,477             567,000
Media Sciences International                        12,545           (31,224)                 -0-
Futuremed Interventional, Inc.                   1,694,694                -0-             662,666
IMED Devices, Inc.                                 165,970            100,000                 -0-
Pickerman's Development Company                        -0-                -0-           (633,033)
iBEAM Broadcasting Corporation                         -0-                -0-            (90,887)
                                          ----------------    ---------------     ---------------
                                          $      1,916,997    $     1,682,463     $   (1,157,960)
                                          ================    ===============     ===============

Realized gains (losses):
                                               2003                  2002                  2001
                                               ----                  ----                  ----
iBEAM Broadcasting Corporation          $              -0-    $              -0-    $       (486,372)
Futuremed Interventional, Inc.                      35,924                   -0-                  -0-
Hicklin Engineering, LLC                           137,431                   -0-                  -0-
McLeodUSA, Inc.                                        -0-             (609,363)                  -0-
Object Space, Inc.                                     -0-             (404,800)                  -0-
VoiceFlash Networks, Inc.                              -0-           (1,000,000)                  -0-
Chequemate International                               -0-                26,140                  -0-
ServeCore Business Solutions                           -0-             (990,000)                  -0-
                                        ------------------    ------------------    -----------------
                                        $          173,355    $      (2,978,023)    $       (486,372)
                                        ==================    ==================    =================

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

Investment Portfolio
The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust, through its Trust Advisor, directs

                                       7



its investment efforts to small and medium sized companies which, in the view of the Trust Advisor, provides opportunities for significant capital appreciation and prudent diversification of risk. The Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics. The Trust's investments at December 31, 2003, 2002, and 2001 are summarized by type of investment in the table below.

                                                            December 31, 2003
                                                            -----------------
                                                  Cost                           Fair Value
                                             -------------                      -------------
Debt securities and loans                    $   3,434,017                      $   2,066,038
Preferred stocks                                 1,008,915                          1,640,180
Warrants to purchase common stock                  259,058                          2,543,569
Common stocks                                    2,934,286                          2,405,068
                                             -------------                      -------------
                                             $   7,636,276                      $   8,654,855
                                             =============                      =============

                                                            December 31, 2002
                                                            -----------------
                                                  Cost                           Fair Value
                                             -------------                      -------------
Debt securities and loans                    $   4,963,477                      $   3,595,498
Preferred stocks                                 1,861,071                          2,448,548
Warrants to purchase common stock                  281,329                            871,146
Common stocks                                    1,951,572                          1,243,839
                                             -------------                      -------------
                                             $   9,057,449                      $   8,159,031
                                             =============                      =============

                                                            December 31, 2001
                                                            -----------------
                                                  Cost                           Fair Value
                                             -------------                      -------------
Debt securities and loans                    $   5,833,110                      $   3,787,709
Preferred stocks                                 3,349,550                          2,525,913
Warrants to purchase common stock                  461,246                            952,196
Common stocks                                    2,420,667                          2,217,874
                                             -------------                      -------------
                                             $  12,064,573                      $   9,483,692
                                             =============                      =============


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

Berthel Fisher & Company (BFC), the parent of the Trust Advisor, had $2,242,000 of unsecured debt that was due December 31, 2002. This debt was refinanced in January, 2004 with new notes payable due June, 2008. BFC raised $725,000 under the debt offering and $712,000 of the $2,242,000 debt due in 2002 was rolled over into the new debt issue. In addition, BFC issued a note payable to a bank for $1,000,000. The proceeds raised were used to payoff the $1,530,000 of unsecured debt that was not rolled over into the new debt issue.

                                       8

Liquidity and Capital Resources
Net cash from operating activities was a net source of cash of $913,981 in 2003 compared to a net use of cash of $506,254 in 2002. This increase in cash flow is primarily due to the net changes in loans and investments. In 2003, the Trust had a net use of cash of $1,790,828 relating to the payment of debt to the SBA.

During the years ended December 31, 2003 and 2002, the Trust continues to have a deficiency in net assets, as well as net investment losses and negative cash flow from operations during the year ended December 31, 2002. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

The loan agreement with the SBA is due as follows:

                     Maturity Date             Amount
                     -------------             ------
                     2007                      $7,709,172

The SBIC's total assets and liabilities are $8,968,659 and $7,878,960, respectively, as of December 31, 2003. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2003. Distributions from the SBIC to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At December 31, 2003, the SBIC had a deficit of "earnings available for distribution" in the amount of $8,354,577 and, accordingly, no distributable cash.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Accrued underwriting and priority returns amounted to $4,825,099, $3,981,819, and $3,138,539 as of December 31, 2003, 2002, and 2001,
respectively. No distributions have been paid to beneficial owners of the Trust since 1999.

Inflation
The Trust does not believe that moderate rates of inflation experienced in the United States over the last three years have had a material effect on its operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------
The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Securities held for investment are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of December 31, 2003, the portfolio is valued at fair value, as determined by the Trustees. In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees rely on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At December 31, 2003, the amount at risk was $8,654,855 and consisted of the following:

                                                  Cost            Fair Value
                                             -------------       -------------
Debt securities and loans                    $   3,434,017       $   2,066,038
Preferred stocks                                 1,008,915           1,640,180
Warrants to purchase common stock                  259,058           2,543,569
Common stocks                                    2,934,286           2,405,068
                                             -------------       -------------
                                             $   7,636,276       $   8,654,855
                                             =============       =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. As interest rates have not changed substantially since that time, the carrying value approximates the fair value of the loan to the SBA.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The following financial statements and related information as of the years ended December 31, 2003, 2002 and 2001 are included in Item 8:

         Independent Auditors' Reports
         Consolidated Statements of Assets and Liabilities
         Consolidated Statements of Operations
         Consolidated Statements of Changes in Net Assets (Liabilities) Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

McGLADREY & PULLEN
CERTIFIED PUBLIC ACCOUNTANTS



Independent Auditor's Report


To the Independent Trustees and Stockholders
Berthel Growth & Income Trust I
Marion, Iowa

We have audited the accompanying consolidated statement of assets and liabilities of Berthel Growth & Income Trust I and subsidiary (Trust) as of December 31, 2003, and the related consolidated statements of operations, changes in net assets (liabilities), and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Berthel Growth & Income Trust I and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2003 have been prepared assuming that the Trust will continue as a going-concern. As discussed in Note 1 to the financial statements, the Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, Berthel SBIC, LLC, a wholly-owned subsidiary of the Trust, has agreed to liquidate its portfolio assets in order to pay its indebtedness to the United States Small Business Administration. These events raise substantial doubt about the Trust's ability to continue as a going-concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the investment securities included in the financial statements have been valued by the Independent Trustees (Trustees) using valuation criteria applicable to the licensee. These criteria were established in accordance with Section 310(d)(2) of the Small Business Investment Act of 1958, as amended, and 13 CFR 107.503(e)(2) of the SBA regulations. Such investment securities have been valued at $8,654,855 (97% of assets), whose values have been estimated by the Trustees in the absence of readily ascertainable market values. We have reviewed the procedures used by the Trustees in preparing the valuations of investment securities and have inspected the underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, in the case of those securities with no readily ascertainable market value, because of the inherent uncertainty of the valuation, the Trustees' estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

                                            /s/  McGladrey & Pullen, LLP
                                            -----------------------------------
                                                 McGladrey & Pullen, LLP
Cedar Rapids, Iowa
January 29, 2004


McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

INDEPENDENT AUDITORS' REPORT

To the Independent Trustees and Shareholders of
Berthel Growth & Income Trust I

We have audited the accompanying consolidated statements of assets and liabilities of Berthel Growth & Income Trust I and subsidiary (the "Trust") as of December 31, 2002, and the related consolidated statements of operations, changes in net liabilities, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/  DELOITTE & TOUCHE LLP
-----------------------------
     DELOITTE & TOUCHE LLP


Cedar Rapids, Iowa
March 15, 2003



Berthel Growth & Income Trust I

Consolidated Statements of Assets and Liabilities
December 31, 2003 and 2002


Assets (Note 6)                                                                2003            2002
-------------------------------------------------------------------------------------------------------
Loans and investments (cost 2003 $7,636,276;
  2002 $9,057,451) (Notes 2, 4, and 8)                                     $  8,654,855    $  8,159,033
Cash and cash equivalents                                                       248,286       1,125,133
Interest and dividends receivable, net of allowance for
  doubtful accounts (Note 2)                                                     65,559          75,591
Deferred financing costs                                                           --           198,336
                                                                           ------------    ------------
                                                                           $  8,968,700    $  9,558,093
                                                                           ============    ============



Liabilities and Net Assets (Liabilities)
-------------------------------------------------------------------------------------------------------
Liabilities:
  Accrued interest payable                                                 $     70,176    $    267,328
  Accounts payable and other accrued expenses                                    66,319          47,317
  Due to affiliate (Notes 3 and 4)                                               87,717           3,000
  Deferred income                                                                 5,833          13,426
  Distributions payable to stockholders (Note 5)                              4,825,099       3,981,819
  Debentures (Note 6)                                                         7,709,172       9,500,000
                                                                           ------------    ------------
                                                                             12,764,316      13,812,890
                                                                           ------------    ------------

Net Assets (Liabilities), equivalent to $(360.08) per share in 2003;
  $(403.64) per share in 2002:
  Shares of beneficial interest, net of syndication costs of $1,507,237;
    25,000 shares authorized, 10,541 shares issued and
    outstanding in 2003 and 2002                                                406,845       2,038,016
  Accumulated net realized losses                                            (5,221,040)     (5,394,395)
  Accumulated net unrealized gains (losses)                                   1,018,579        (898,418)
                                                                           ------------    ------------
                                                                             (3,795,616)     (4,254,797)
                                                                           ------------    ------------
                                                                           $  8,968,700    $  9,558,093
                                                                           ============    ============


See Notes to Consolidated Financial Statements.

                                                   13



Berthel Growth & Income Trust I

Consolidated Statements of Operations
Years Ended December 31, 2003, 2002, and 2001

                                                     2003           2002           2001
------------------------------------------------------------------------------------------
Revenue:
  Interest income                                $   385,603    $   538,900    $   727,564
  Dividend income                                    142,356        152,095        158,667
  Application, closing and other fees                  7,592          8,111         10,368
                                                 -----------    -----------    -----------
         Total revenue                               535,551        699,106        896,599
                                                 -----------    -----------    -----------

Expenses:
  Management fees (Note 4)                           228,541        263,906        314,313
  Administrative services (Note 4)                     9,830         38,400         38,400
  Trustee fees                                        24,000         34,000         32,000
  Professional fees                                   86,977         98,894         73,898
  Interest expense (Notes 3 and 6)                   730,356        794,025        806,446
  Other general and administrative expenses          243,738         81,568        114,062
                                                 -----------    -----------    -----------
         Total expenses                            1,323,442      1,310,793      1,379,119
                                                 -----------    -----------    -----------

         Net investment (loss)                      (787,891)      (611,687)      (482,520)
                                                 -----------    -----------    -----------
Change in unrealized income (loss) on
  investments (Note 2)                             1,916,997      1,682,463     (1,157,960)

Realized gain (loss) on investments (Note 2)         173,355     (2,978,023)      (486,372)
                                                 -----------    -----------    -----------
         Net gain (loss) on investments            2,090,352     (1,295,560)    (1,644,332)
                                                 -----------    -----------    -----------

         Net increase (decrease) in net assets   $ 1,302,461    $(1,907,247)   $(2,126,852)
                                                 ===========    ===========    ===========

Per beneficial share data:
  Investment income                              $     50.80    $     66.32    $     85.06
  Expenses                                           (125.55)       (124.35)       (130.84)
                                                 -----------    -----------    -----------
         Net investment (loss)                        (74.75)        (58.03)        (45.78)
                                                 -----------    -----------    -----------

Change in unrealized loss on investments              181.86         159.61        (109.85)
Realized gain (loss) on investments                    16.45        (282.52)        (46.15)
                                                 -----------    -----------    -----------
         Net gain (loss) on investments               198.31        (122.91)       (156.00)
                                                 -----------    -----------    -----------

         Net increase (decrease) in net assets   $    123.56    $   (180.94)   $   (201.78)
                                                 ===========    ===========    ===========

Weighted average shares                               10,541         10,541         10,541
                                                 ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

                                             14



Berthel Growth & Income Trust I

Consolidated Statements of Changes in Net Assets (Liabilities)
Years Ended December 31, 2003, 2002, and 2001



                                       Shares of Beneficial Interest   Accumulated    Accumulated     Total Net
                                          -------------------------    Net Realized  Net Unrealized    Assets
                                            Shares         Amount        (Losses)    Gains (Losses) (Liabilities)
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                     10,541   $ 4,818,783    $(1,930,000)   $(1,422,921)   $ 1,465,862
  Net investment (loss)                          --        (482,520)          --             --         (482,520)
  Unrealized (loss) on investments               --            --             --       (1,157,960)    (1,157,960)
  Realized (loss) on investments                 --            --         (486,372)          --         (486,372)
  Distributions payable to stockholders          --
    ($80 per beneficial share)                   --        (843,280)          --             --         (843,280)
                                          -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2001                     10,541     3,492,983     (2,416,372)    (2,580,881)    (1,504,270)
  Net investment (loss)                          --        (611,687)          --             --         (611,687)
  Unrealized gain on investments                 --            --             --        1,682,463      1,682,463
  Realized (loss) on investments                 --            --       (2,978,023)          --       (2,978,023)
  Distributions payable to stockholders
    ($80 per beneficial share)                   --        (843,280)          --             --         (843,280)
                                          -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2002                     10,541     2,038,016     (5,394,395)      (898,418)    (4,254,797)
  Net investment (loss)                          --        (787,891)          --             --         (787,891)
  Unrealized gain on investments                 --            --             --        1,916,997      1,916,997
  Realized gain on investments                   --            --          173,355           --          173,355
  Distributions payable to stockholders
    ($80 per beneficial share)                   --        (843,280)          --             --         (843,280)
                                          -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2003                     10,541   $   406,845    $(5,221,040)   $ 1,018,579    $(3,795,616)
                                          ===========   ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.





Berthel Growth & Income Trust I

Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002, and 2001

                                                               2003           2002           2001
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net increase (decrease) in net assets                    $ 1,302,461    $(1,907,247)   $(2,126,852)
  Adjustments to reconcile net increase (decrease)
    in net assets to net cash provided by (used in)
    operating activities:
    Amortization of deferred financing costs                   198,336         41,090         45,356
    Accretion of discount on debt securities                   (29,615)       (41,590)       (55,553)
    Provision for losses on interest and dividends
      receivable                                                  --             --           11,056
    Change in unrealized loss (gain) on investments         (1,916,997)    (1,682,463)     1,157,960
    Realized loss (gain) on investments                       (173,355)     2,978,023        486,372
    Changes in operating assets and liabilities:
      Loans and investments                                  1,624,145         70,693      1,487,478
      Interest and dividends receivable                         10,032         47,059         22,410
      Other receivables                                           --            1,631          5,659
      Accrued interest payable                                (197,152)          --            9,943
      Accounts payable and other accrued expenses               19,002         (5,139)        13,249
      Due to affiliate                                          84,717           (200)      (101,824)
      Deferred income                                           (7,593)        (8,111)        (8,111)
                                                           -----------    -----------    -----------
         Net cash provided by (used in)
         operating activities                                  913,981       (506,254)       947,143
                                                           -----------    -----------    -----------

Cash Flows (Used In) Financing Activities,
  payment of debentures                                     (1,790,828)          --             --
                                                           -----------    -----------    -----------

         Net increase (decrease) in cash and
         cash equivalents                                     (876,847)      (506,254)       947,143

Cash and cash equivalents:
  Beginning                                                  1,125,133      1,631,387        684,244
                                                           -----------    -----------    -----------
  Ending                                                   $   248,286    $ 1,125,133    $ 1,631,387
                                                           ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information,
  cash paid for interest                                   $   927,508    $   794,025    $   796,503

Supplemental Disclosure of Noncash Financing Activities,
  distributions payable to stockholders                        843,280        843,280        843,280



See Notes to Consolidated Financial Statements.

                                                 16

Berthel Growth & Income Trust I

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
Note 1.   Organization and Significant Accounting Policies

Organization:

   Berthel Growth & Income Trust I (the "Trust") is registered under the Investment Company Act of 1940, as amended, as a non-diversified, closed-end management investment company electing status as a business development company. The Trust was formed on February 10, 1995 under the laws of the State of Delaware and received approval from the Securities and Exchange Commission to begin offering shares of beneficial interest (the "Shares") effective June 21, 1995. The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities to be purchased will consist primarily of subordinated debt, common stock, or preferred stock, combined with equity participation in common stock or rights to acquire common stock. The Trust offered a minimum of 1,500 shares and a maximum of 50,000 shares at an offering price of $1,000 per share. The minimum offering of 1,500 shares sold was reached on August 30, 1995. The offering period expired June 21, 1997.

   The Trust will terminate upon the liquidation of all of its investments, but no later than June 21, 2007. However, the Independent Trustees (the "Trustees") have the right to extend the term of the Trust for up to two additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the stockholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years.

   Berthel SBIC, LLC (the "SBIC"), a wholly-owned subsidiary of the Trust within the meaning of Section 2(a)(43) of the Investment Company Act of 1940, was formed during 1997 and received a license to operate as a Small Business Investment Company from the Small Business Administration ("SBA") on May 4, 1998. The Trust funded the SBIC with a capital contribution of $5,000,000, the minimum amount eligible to be contributed in order to receive leverage under the SBA Small Business Investment Company program. During 2001, the Trust contributed an additional $700,000 in capital to the SBIC. The Trustees also serve as the Independent Managers of the SBIC.

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

   Going-concern considerations: During the years ended December 31, 2003 and 2002, the Trust continues to have a deficiency in net assets, as well as net investment losses and negative cash flow from operations for the year ended December 31, 2002. In addition, the SBIC was in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the Small Business Administration advising that the SBIC must cure its default on the outstanding debentures prior to March 22, 2002. Since March 2002, the capital impairment violation has not been cured.

   On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest, and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of operating expenses that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

Berthel Growth & Income Trust I

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
Note 1.   Organization and Significant Accounting Policies (Continued)

   The assets and liabilities of the SBIC are $8,968,659 and $7,878,960, respectively. These factors may raise substantial doubt about the ability of the Trust to continue as a going-concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

   Consolidation: The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

   Use of estimates: The preparation of the Trust's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the valuation by the Trustees of not readily marketable securities and allowance for doubtful accounts.

   Loans and investments: In accordance with accounting practices, investments that are not readily marketable are valued at fair value, as determined by the Trustees. The resulting difference between cost and market is included in the consolidated statements of operations.

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

   Deferred financing costs: Deferred financing costs as of December 31, 2002 primarily consisted of a 1% SBA commitment fee, which is amortized over the commitment period using the straight-line method, and 2.5% SBA leverage and underwriting fee, which is amortized over the life of the loan using the straight-line method, which approximates the interest method. The straight-line method approximates the interest method and the relating amortization is reported as amortization expense. In conjunction with the refinancing discussed previously, these costs were expensed in 2003.

   Deferred income: Deferred income represents unearned closing fees received in connection with the purchase of debt portfolio securities and are amortized over the life of the debt security using the straight-line method, which approximates the interest method. The related amortization is reported as application, closing, and other fees.

   Net income (loss) per beneficial share: Net income (loss) per beneficial share is based on the weighted average number of shares outstanding.



Berthel Growth & Income Trust I

Notes to Consolidated Financial Statements


---------------------------------------------------------------------------------------------------------------------------------
NOTE 2. LOANS AND INVESTMENTS
                                                                                                             Valuation
                                                                                                    -----------------------------
                 Company                                           Security                              2003          2002
---------------------------------------------------------------------------------------------------------------------------------
Communications and Software:
EDmin.com, Inc.
---------------
Provider of internet-based software         228,562 and 209,101 shares of 9%
product, and technology planning and        Cumulative Redeemable Convertible Series
systems integration to educational          A Preferred Stock as of December 31,
institutions                                2003 2002, respectively; call options
                                            beginning May 2004; unrealized gain of
                                            $43,788 in 2003 and $20,477 in 2002
                                            based on subsequent equity financing,
                                            cost $842,248 (at December 31, 2003).                   $ 1,428,513     $ 1,306,881


                                            Warrant to purchase 20,000 common shares
                                            at $4 per share expiring December 2004,
                                            unrealized gain of $45,000 recognized in
                                            2001 based on subsequent equity
                                            financing, cost $0. *                                        45,000         45,000

Media Sciences International, Inc.          100,000 shares of 11.5% Series A Cumulative
----------------------------------          Convertible
(Formerly Cadapult Graphic Systems, Inc.)   Preferred Stock with call options, cost $930,000.              --          930,000
-----------------------------------------
Provider of computer graphic systems,
peripherals, supplies, and services to      Warrants and options to purchase 348,000 common
visual communicators and graphics           shares at prices ranging from $.65 to $4.50 per
professionals                               share, expiring beginning October 2004, cost $0. *             --             --

                                            1,112,797 and 52,273 shares of common
                                            stock as of December 31, 2003 and 2002,
                                            respectively; unrealized gain of $12,545
                                            in 2003 and unrealized loss of $(31,224)
                                            in 2002 due to market conditions, cost
                                            basis $1,012,777 (at December 31, 2003). *                  994,098         21,049
                                                                                                    ---------------------------
Total communications and software (29% and 28% of total loans and investments as of
  December 31, 2003 and 2002, respectively)                                                           2,467,611      2,302,930
                                                                                                    ---------------------------

Health Care Products and Services:
Physicians Total Care, Inc.                 10% uncollateralized note due September 2004,
---------------------------                 cost $807,795. *                                              --              --
Provider of prescription medication systems
to physicians' offices for point-of-care    Warrants to purchase 350,000 common shares at
dispensing to patients                      $.035 to $5 per share (upon the occurrence of
                                            a specified event, 210,000 shares                             --              --
                                            have an exercise price of $1 per share),
                                            expiring September 2006 with put options
                                            beginning October 2004 and terminating upon
                                            the occurrence of a specified event, cost $0*.

                                            700 shares of common stock, cost $4,000
                                            (at December 31, 2003).*                                      --              --

Inter-Med, Inc.                             2,491.3031 and 1,743.248 common shares as of
---------------                             December 31, 2003 and 2002, respectively; put
Manufacturer and importer of products       options beginning May 2006 and call options
for the U.S. dental market                  beginning May 2007, both expiring upon the
                                            occurrence of a specified event, cost $672,279
                                            (at December 31, 2003). *                                   672,279        650,000

                                            12% promissory note, $150,000, due July 2005,
                                            $50,000 due July 2006, cost $192,333
                                            (at December 31, 2003).                                     192,333        187,875

                                            Warrants to purchase 748.0551 shares of
                                            common stock at $.01 per share, cost $22,271
                                            (at December 31, 2002). *                                      --           22,271
                                                                                                    ---------------------------
                                           Subtotal forward                                         $   864,612     $  860,146

                                                              19



Berthel Growth & Income Trust I

Notes to Consolidated Financial Statements


---------------------------------------------------------------------------------------------------------------------------------
NOTE 2. LOANS AND INVESTMENTS (Continued)
                                                                                                             Valuation
                                                                                                    -----------------------------
                 Company                                           Security                              2003          2002
---------------------------------------------------------------------------------------------------------------------------------

                                                    Subtotal forward                                $   864,612    $   860,146
Futuremed Interventional, Inc.             13.5% secured promissory note due February 2005.                --          955,523
------------------------------
Medical device manufacturer
                                           Warrants to purchase 383,111 shares
                                           of common stock at $.01 per share,
                                           expiring February 2007 with put
                                           options beginning February 2005 or
                                           upon the occurrence of a specified
                                           event, unrealized gain of $1,694,694
                                           in 2003 based on operating results,
                                           cost $102,640. *                                           2,460,000        765,306

                                           1,899,783 and 400,000 shares of IMED
                                           common stock (a Futuremed affiliate)
                                           as of December 31, 2003 and 2002,
                                           respectively; unrealized gains of
                                           $165,970 in 2003 and $100,000 in 2002
                                           based on operating results, cost $0. *                       265,970        100,000
                                                                                                    ---------------------------
Total health care products and services (41% and 32% of total loans and investments as of
December 31, 2003 and 2002, respectively)                                                             3,590,582      2,680,975
                                                                                                    ---------------------------

Manufacturing:
Hicklin Engineering, L.C.
-------------------------
Designs, manufactures, and distributes      10% secured subordinated note due June 2003,
drive train component test equipment        cost $400,000.                                                 --          400,000
and dynometer systems                       68,570 units of membership interest                            --               69

Feed Management Systems                     435,590 shares of Feed Management Systems
-----------------------                     common stock, converted from Easy Systems
(Formerly Easy Systems, Inc.)               Series B Cumulative Redeemable Preferred
----------------------------                Stock and 11% unsecured subordinated
Provides control systems and proprietary    debenture, unrealized gain of $204,914 in
software primarily for the agricultural     2002 due to operations of the company,
industry                                    cost $1,077,422. *                                          304,913        304,913

The Schebler Company                        13% subordinated note due March 2005, cost $163,927
--------------------                        (at December 31, 2003)                                      163,927        161,735
Manufacturer of industrial equipment

                                            Warrants to purchase 1.66% of common
                                            shares at $.01 per share, with put
                                            options beginning January 2007 and
                                            ending January 2022 or upon the
                                            occurrence of a specified event, cost $11,504. *             11,504         11,504

                                            166,666 shares of 10% convertible
                                            cumulative preferred stock, with put
                                            options beginning January 2007 and
                                            ending January 2022 or upon the
                                            occurrence of a specified event, cost $166,667.             166,667        166,667

                                            166,666 shares of common stock, with put
                                            options beginning January 2007 and
                                            ending January 2022 or upon the
                                            occurrence of a specified event, cost $166,667. *           166,667        166,667
                                                                                                    ---------------------------
                                           Subtotal forward                                         $   813,678    $ 1,211,555

                                                              20



Berthel Growth & Income Trust I

Notes to Consolidated Financial Statements


---------------------------------------------------------------------------------------------------------------------------------
NOTE 2. LOANS AND INVESTMENTS (Continued)
                                                                                                             Valuation
                                                                                                    -----------------------------
                 Company                                           Security                              2003          2002
---------------------------------------------------------------------------------------------------------------------------------

                                                      Subtotal forwarded                            $   813,678    $ 1,211,555
Childs & Albert
---------------
Racing engine component manufacturer        12.5% promissory note due October 2005, cost $774,778
                                            (at December 31, 2003)                                      774,778        760,367

                                            Warrants to purchase 833.334 shares of
                                            common stock at $10 per share expiring
                                            September 2010; put and call options
                                            beginning September 2005 and ending
                                            September 2008, subject to the
                                            occurrence of specified events, cost $72,065. *              72,065         72,065


                                                                                                    ---------------------------
Total manufacturing (19% and 25% of total loans and investments as of
December 31, 2003 and 2002, respectively)                                                             1,660,521      2,043,987
                                                                                                    ---------------------------

Other service industries:
Kinseth Hospitality Company, Inc.           15% secured note receivable due August 2004,
---------------------------------           cost $250,000.                                              250,000        250,000
Hotel and restaurant industries

International Pacific Seafoods, Inc.        12% subordinated note due June 2003 to
------------------------------------        June 2005, $195,000 repaid in 2003 and $120,000
Provider of seafood and supplemental        repaid in 2002, cost at December 31, 2003, $685,000.        685,000        880,000
products to wholesale, retail and food
service industry
                                            1,501 shares of common stock, cost $1,141. *                  1,141          1,141

Pickerman's Development Company             12% promissory notes due April 2005 to March 2006,
-------------------------------             cost $547,663. *                                               --             --
Food service franchise development
company
                                            12% promissory notes due on demand, cost $12,520. *            --             --

                                            Warrants to purchase 1,829,350 shares of
                                            common stock at $.01 per share, expiring
                                            April 2010 to March 2011; put options
                                            beginning April 2006 and call options
                                            beginning April 2005, cost $72,849. *                          --             --
                                                                                                    ---------------------------
Total other service industries (11% and 14% of total loans and investments as of
  December 31, 2003 and 2002, respectively)                                                             936,141      1,131,141
                                                                                                    ---------------------------

Total loans and investments                                                                         $ 8,654,855    $ 8,159,033
                                                                                                    =============================

* Non-income producing investment.

                                                               21

Note 3.   Due to Affiliates

Due to affiliates is comprised of the following as of December 31, 2003 and 2002:

                                                          2003             2002
                                                         -------         -------
  Accrued management fees                                $76,640         $  --
  Accrued administrative fees                               --             3,000
  Other amounts due Trust Advisor                         11,077            --
                                                                         -------
          Due to affiliates                              $87,717         $ 3,000
                                                         =======         =======

Note 4.   Related Party Transactions

The Trust has entered into a management agreement with the Trust Advisor that provides for incentive compensation to the Trust Advisor based on the capital appreciation of the Trust's investments. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the combined temporary investment in money market securities and loans and investments of the Trust. The management fee is paid quarterly, in arrears, and is determined by reference to the value of the assets of the Trust as of the first day of that quarter. Management fees incurred during the years ended December 31, 2003, 2002, and 2001 relating to this agreement aggregated $228,541, $263,906, and $314,313, respectively. As part of the loan agreement with the SBA, these expenses can continue to be accrued, but cannot be paid until the SBA loan is paid in full.

In addition, the Trust pays a fee for administration of stockholder accounts and other administrative services. During each of the years ended December 31, 2003, 2002, and 2001, administrative fees totaling $9,830, $38,400, and $38,400, respectively, were paid to the Trust Advisor.

Note 5.   Distributions Payable to Stockholders

Distributions payable represents a 10% accrued underwriting return ("Underwriting Return") and an 8% accrued priority return ("Priority Return"). The Underwriting Return is based on actual interest earned by the Trust on the investors funds held in escrow through the initial closing, plus 10% simple annual interest, computed on a daily basis from the initial closing (August 31, 1995) until the final closing (June 21, 1997). The Priority Return is based on 8% simple annual interest computed from final closing on each stockholder's investment balance in the Trust.

The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within sixty days of the end of each quarter. SBA regulations govern the amount of the SBIC's income available for distributions. As of December 31, 2003 and 2002, no amounts were available for distribution within the SBIC under the SBA regulations. The distributions payable balance comprises the following:


                                Underwriting         Priority
                                   Return             Return          Total
                                   ------             ------          -----

Balance, December 31, 2001      $    526,401       $  2,612,138   $  3,138,539
 Distributions earned                   --              843,280        843,280
                                ------------       ------------   ------------
Balance, December 31, 2002           526,401          3,455,418      3,981,819
 Distributions earned                   --              843,280        843,280
                                ------------       ------------   ------------
Balance, December 31, 2003      $    526,403       $  4,298,698   $  4,825,099
                                ============       ============   ============

Note 6.   Debentures

The SBIC issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC was required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement (Agreement) with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2003, $7,709,172 is outstanding under the loan agreement. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

Note 7.   Federal Income Taxes

The Trust has received an opinion from counsel that it will be treated as a partnership for federal income tax purposes. As such, under present income tax laws, no income taxes will be reflected in these financial statements as taxable income or loss of the Trust is included in the income tax returns of the investors.

Note 8.   Financial Highlight Information

In accordance with newly issued financial reporting requirements applicable to investment companies including funds that are exempt from registration requirements, the Trust was required to disclose certain financial highlight information.

Due to the net liability position of the Trust as of December 31, 2003, the negative ratios do not represent meaningful data and will, therefore, be excluded from disclosure in the footnotes.




Note 9.  Quarterly Financial Information (Unaudited)


                                                    First           Second          Third            Fourth           Total
                                           -----------------------------------------------------------------------------------
                                                                                    2003
                                           -----------------------------------------------------------------------------------
Total revenue                                    $ 185,612        $ 136,503       $ 116,186         $ 97,250        $ 535,551
Net investment (loss)                             (293,222)        (161,453)       (178,144)        (155,072)        (787,891)
Unrealized gain on investments                      11,369          136,523       1,641,120          127,985        1,916,997
Realized gain on investments                             -           35,924         137,431                -          173,355
Net increase (decrease) in net assets             (281,853)          10,994       1,600,407          (27,087)       1,302,461
Increase (decrease) in net assets
  per beneficial share                            $ (26.74)          $ 1.04        $ 151.83          $ (2.57)        $ 123.56


                                                                                  2002
                                           -----------------------------------------------------------------------------------

Total revenue                                    $ 242,237        $ 143,464       $ 159,031        $ 154,374        $ 699,106
Net investment (loss)                              (84,714)        (176,407)       (168,209)        (182,357)        (611,687)
Unrealized gain (loss) on investments              (74,664)         486,167      (1,069,705)       2,340,665        1,682,463
Realized (loss) on investments                           -         (393,911)              -       (2,584,112)      (2,978,023)
Net (decrease) in net assets                      (159,378)         (84,151)     (1,237,914)        (425,804)      (1,907,247)
(Decrease) in net assets per
  beneficial share                                $ (15.12)         $ (7.98)      $ (117.44)        $ (40.40)       $ (180.94)

                                                              24

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------
On October 13, 2003, the Trust notified Deloitte & Touche (Deloitte) that it would be dismissing Deloitte and appointing a new independent certifying accountant for the current fiscal year. The Trust has engaged McGladrey & Pullen, LLP as its new independent certifying accountant for the current fiscal year.

Prior to such notification, the Trust did not consult with McGladrey & Pullen, LLP regarding the application of accounting principles to a specific completed or contemplated transaction or any matter that was either the subject of a disagreement or a reportable event. The Trust also did not consult with McGladrey & Pullen, LLP regarding the type of opinion that might be rendered on the Trust's consolidated financial statements.

The reports of Deloitte on the Trust's consolidated financial statements for the fiscal years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than disclosed in Note 1 of the financial statements. In connection with its audits for the fiscal years ended December 31, 2002 and 2001 and the subsequent interim accounting period preceding the Trust's notification to Deloitte of its intention to dismiss such firm, there has been no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Deloitte, would have caused such firm to make reference to the subject matter of the disagreement(s) in connection with this report.

The Audit Committee of the Parent of the Trust Advisor participated in and approved the decision to change the Trust's external auditors and the Board made the appointment.

Item 9A. Controls and Procedures
         -----------------------
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Trust's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC's rules and forms.

Changes in Internal Controls
No changes occurred since the quarter ended September 30, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Henry T. Madden (age 74) - Mr. Madden is an Independent Trustee of the Trust. He was awarded a B.S.M.E. from the University of Notre Dame in 1951 and an M.B.A. from the University of Pittsburgh in 1966. He began his career as an Industrial Engineer, then Quality Control Manager in Technical Ceramics for 3M Company in Chattanooga, Tennessee. He became Manager of Production Engineering, then Manager for a 1,500 employee, $50 million in sales Allis-Chalmers Plant, manufacturing power and distribution transformers in Pittsburgh, Pennsylvania. In 1966, he became General Plant Manager of the Allis-Chalmers, Cedar Rapids, Iowa Plant manufacturing construction machinery. In 1969, Mr. Madden became Division Manager for Hydraulic Truck Cranes for Harnischfeger Corporation. In 1975 Mr. Madden became President, Harnischfeger GMBH in Dortmund, West Germany, a joint venture with August Thyssen A.G. of West Germany, manufacturing truck cranes, creating a 100 million deutsche mark business. He also served as Managing Director for Harnischfeger International Corporation for Europe, East Europe, and North and West Africa, responsible for all product sales in those areas. In 1981, Mr. Madden became a consultant to and assumed the responsibilities of General Manager of Oak Hill Engineering Inc., in Cedar Rapids, Iowa, a manufacturer of wire harnesses. In 1983, he started a company, Enertrac Inc., designing, manufacturing and marketing communications systems. Mr. Madden financed Enertrac Inc. through an initial public offering and merged it into another company in 1986. Mr. Madden organized the Institute for Entrepreneurial Management in the University of Iowa College of Business Administration in 1986, advising potential and new entrepreneurs and teaching courses on entrepreneurship in the MBA program, along with courses in Corporate Strategy in the Executive MBA and MBA programs. Mr. Madden has been consulting with developmental stage companies since 1981.

     Mary Quass (age 54) - Ms. Quass was elected as an Independent Trustee, effective February 5, 1999. She received a BA Degree from the University of Northern Iowa in 1972. In 1981, she was appointed General Sales Manager of KSO and later in 1982 became Vice President and General Manager of KHAK AM/FM. In 1988, Ms. Quass formed Quass Broadcasting Company, Inc., which merged with CapStar Broadcasting Partners to form Central Star Communications, Inc. in 1998. She held the position of President of Quass Broadcasting until 1998. Upon the merger, Quass served as President and CEO of Central Star Communications. In 1999 Central Star/Capstar Partners merged with Chancellor Media to form AMFM, Inc. and Quass continued to serve as CEO and President of Central Star Communications under AMFM until she left the company in early 2000. Quass formed a LLC to acquire businesses and provide consulting services. In 2002 she formed NewRadio Group, LLC which owns and operates radio stations.

Executive Officers and Directors of the Trust Advisor:
------------------------------------------------------
     Thomas J. Berthel (age 52) - Mr. Berthel was elected President of the Trust Advisor in August, 2001, and also serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as Chief Executive Officer of Berthel Fisher and Financial Services. He has held these positions since 1985. Until June, 1993, Mr. Berthel served as President of the Financial Services. From 1993 until the present he has served as Chief Executive Officer and as a Director of the Financial Services. Mr. Berthel is also President and a Director of various other subsidiaries of Berthel Fisher that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He serves as the Chairman of the Board of Amana Colonies Golf Course, Inc., and, served on the Board of Directors of Intellicall, Inc., an advanced telecommunications technologies company in Carrollton, Texas, from November, 1995 to December, 1999. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa
     (1993).

     Henry Royer (Age 72) - Mr. Royer was elected Executive Vice President of the Trust Advisor in August, 2001. Mr. Royer was President of the Trust Advisor from July, 1999 to August, 2001. Mr. Royer served as an Independent Trustee of the Trust from its date of inception through February 5, 1999, when he resigned as Trustee. He graduated in 1953 from Colorado College with a B.A. in Money and Banking. From 1950 until 1962, Mr. Royer was employed for four years by Pillsbury Mills and for four years by Peavey Company as a grain merchandiser. From 1962 through 1965 he was employed as Treasurer and served on the Board of Lehigh Sewer Pipe and Tile. Mr. Royer joined First National Bank of Duluth in 1965, where he served in various capacities, including Assistant Cashier, Assistant Vice President, Assistant Manager of the Commercial Loan Department and Senior Vice President in Charge of Loans. When he left the bank in 1983 he was serving as Executive Vice President/Loans. He then joined The Merchants National Bank of Cedar Rapids (currently Firstar Bank Cedar Rapids, N.A.) where he served as Chairman and President until August, 1994. Mr. Royer served as the President and Chief Executive Officer of River City Bank, Sacramento, California from September 1994 through December 31, 1997.

     Ronald O. Brendengen (Age 49) - Mr. Brendengen is the Chief Operating Officer, Chief Financial Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher. He was elected Secretary and Chief Financial Officer in 1994, and Chief Operating Officer in January 1998, of Berthel Fisher & Company. He also serves as Chief Financial Officer, Treasurer and a Director of each subsidiary of Berthel Fisher. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa in 1978.

     Leslie D. Smith (Age 56) - Mr. Smith is a Director and the Secretary of the Trust Advisor. In 1994 Mr. Smith was named General Counsel of Berthel Fisher & Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990 Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. In that capacity, Mr. Smith performed all duties generally associated with the position of General Counsel. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc. in North Sioux City, South Dakota.



Item 11.  Executive Compensation
          ----------------------
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant.


(A)                               (B)                (C)                (C1)                     (C2)                (D)

                                                     Cash and                          Securities of property   Aggregate of
                                              cash equivalent                              insurance benefits   contingent
Name of individual and          Year                 forms of                                or reimbursement   or forms
capacities in which served      Ended            remuneration           Fees                personal benefits   of remuneration
--------------------------------------------------------------------------------------------------------------------------------
TJB Capital Management, Inc.    2003                $0             $           0                       $0            $0
Corporate Trustee               2002                $0             $           0                       $0            $0
                                2001                $0             $           0                       $0            $0


Henry T. Madden                 2003                $0             $      12,000                       $0            $0
Independent Trustee             2002                $0             $      17,000                       $0            $0
                                2001                $0             $      16,000                       $0            $0


Mary Quass                      2003                $0             $      12,000                       $0            $0
Independent Trustee             2002                $0             $      17,000                       $0            $0
                                2001                $0             $      16,000                       $0            $0

Berthel Fisher & Company
Planning, Inc.                  2003                $0             $     238,371                       $0            $0
Trust Advisor                   2002                $0             $     302,306                       $0            $0
                                2001                $0             $     352,713                       $0            $0

                                                               28

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

Item 14.  Principal Accountant Fees and Services
          --------------------------------------
Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered by McGladrey & Pullen, LLP for the audit of Berthel Growth & Income I's annual financial statements for the year ended December 31, 2003, and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP).

2003
-------------
Audit Fees (1)                   $    38,500
Audit-Related Fees (2)                 2,000
Tax Services                             -0-
All Other Fees                           -0-

(1) Audit fees consist of fees for professional services rendered for the audit of Berthel Growth & Income Trust I's financial statements and review of financial statements included in the Trust's third quarter report and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees consist of fees for professional services rendered for the custody report examination required by rule 17f-1 and rule 17f-2 under the Investment Company Act of 1940 of Berthel Growth & Income Trust I and its wholly-owned subsidiary, Berthel SBIC, LLC.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------
(a) 1.   Financial Statements                                           Page No.

         Consolidated Statements of Assets and Liabilities
         as of December 31, 2003 and 2002                                    13

         Consolidated Statements of Operations for the
         Years Ended December 31, 2003, 2002 and 2001                        14

         Consolidated Statements of Changes in Net Assets (Liabilities)
         for the Years Ended December 31, 2003, 2002 and 2001                15

         Consolidated Statements of Cash Flows for the
         Years Ended December 31, 2003, 2002 and 2001                        16

         Notes to Consolidated Financial Statements                          17


(b)      Reports on Form 8-K

         A report was filed on October 16, 2003 for a Change in Registrant's Certifying Accountant.

(c)      Exhibits
         31.1     Certification of Chief Executive Officer
         31.2     Certification of Chief Financial Officer
         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BERTHEL GROWTH & INCOME TRUST I

                                        By:  /s/  Thomas J. Berthel
                                            -----------------------------------
Date: March 29, 2004                              THOMAS J. BERTHEL,
                                                  Chief Executive Officer
                                                  (principal executive  officer)
                                                  of  Berthel  Fisher &
                                                  Company  Planning, Inc.,
                                                  Trust Advisor

                                        By:  /s/  Ronald O. Brendengen
                                           ------------------------------------
Date: March 29, 2004                              RONALD O. BRENDENGEN,
                                                  Chief Operating Officer,
                                                  Chief Financial Officer and
                                                  Treasurer
                                                  (principal financial officer)
                                                  of Berthel Fisher & Company
                                                  Planning, Inc., Trust Advisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/  Thomas J. Berthel
                                        ---------------------------------------
Date: March 29, 2004                         THOMAS J. BERTHEL,
                                             Chairman and Director of Berthel
                                             Fisher & Company, Berthel Fisher &
                                             Company Planning, Inc.,
                                             Trust Advisor

                                        /s/  Ronald O. Brendengen
                                        ---------------------------------------
Date: March 29, 2004                         RONALD O. BRENDENGEN, Director of
                                             Berthel Fisher & Company Planning,
                                             Inc., Trust Advisor

                                        /s/  Henry Royer
                                        ---------------------------------------
Date: March 29, 2004                         HENRY ROYER, President of
                                             Berthel Fisher & Company Planning,
                                             Inc., Trust Advisor

                                        /s/  Leslie D. Smith
                                        ---------------------------------------
Date: March 29, 2004                         LESLIE D. SMITH, Director of
                                             Berthel Fisher & Company  Planning,
                                             Inc., Trust Advisor

                                        /s/  Henry T. Madden
                                        ---------------------------------------
Date: March 29, 2004                         HENRY T. MADDEN, Independent
                                             Trustee of Berthel Growth & Income
                                             Trust I

                                        /s/  Mary Quass
                                        ---------------------------------------
Date: March 29, 2004                         MARY QUASS, Independent
                                             Trustee of Berthel Growth & Income
                                             Trust I

                                        /s/  Thomas J. Berthel
                                        ---------------------------------------
Date: March 29, 2004                         THOMAS J. BERTHEL,
                                             Chairman of the Board and
                                             Chief Executive Officer of TJB
                                             Capital Management, Inc., Trustee
                                             of Berthel Growth & Income Trust I

                                        /s/  Daniel P. Wegmann
                                        ---------------------------------------
Date: March 29, 2004                         DANIEL P. WEGMANN, Controller of
                                             Berthel Fisher & Company Planning,
                                             Inc., Trust Advisor

                                  EXHIBIT INDEX



         3.1   Certificate of Trust (1)
         3.2   Declaration of Trust (2)
        10.1   Management Agreement between the
               Trust and the Trust Advisor (3)
        10.2   Safekeeping Agreement between the Trust
               and Firstar Bank Cedar Rapids, N.A. (4)
        16.0   Letter re change in certifying accountant (5)
        31.1   Certification of Chief Executive Officer
        31.2   Certification of Chief Financial Officer
        32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
        32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

        -----------
          (1) Incorporated by reference to the Trust's Registration Statement on Form N-2, filed with the Commission on February 14, 1995 (File No. 33-89605).

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