Form 10-Q
period 2004-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 2004-05-10
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

         Transition Period From                  to
                                ----------------     ----------------


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

Shares of Beneficial Interest - 10,541 shares as of April 16, 2004

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Assets and Liabilities -
              March 31, 2004 and December 31, 2003                            3

              Consolidated Statements of Operations -
              three months ended March 31, 2004 and 2003                      4

              Consolidated Statements of Changes in Net Liabilities -
              three months ended March 31, 2004 and 2003                      5

              Consolidated Statements of Cash Flows -
              three months ended March 31, 2004 and 2003                      6

              Notes to Consolidated Financial Statements                      7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     12

Item 4.       Controls and Procedures                                        13


Part II.   OTHER INFORMATION
----------------------------

Item 6.           Exhibits                                                   13

Signatures                                                                   14



                             BERTHEL GROWTH & INCOME TRUST I
              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                             March 31,     December 31,
                                                               2004            2003
                                                           ------------    ------------
ASSETS
Loans and investments (Note B)                             $  8,710,063    $  8,654,855
Cash and cash equivalents                                       252,919         248,286
Interest and dividends receivable                                90,826          65,559
                                                           ------------    ------------
TOTAL ASSETS                                               $  9,053,808    $  8,968,700
                                                           ============    ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accrued interest payable                                   $    183,134    $     70,176
Accounts payable and other accrued expenses                      71,037          66,319
Due to affiliate                                                167,427          87,717
Deferred income                                                   4,583           5,833
Distributions payable to shareholders                         5,035,341       4,825,099
Debentures (Note C)                                           7,709,172       7,709,172
                                                           ------------    ------------
TOTAL LIABILITIES                                            13,170,694      12,764,316
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

NET  ASSETS (LIABILITIES), equivalent to ($390.56)
     per share at March 31, 2004 and ($360.08) per
     share at December 31, 2003:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                       56,201         406,845
Accumulated net realized losses                              (5,221,040)     (5,221,040)
Accumulated net unrealized gains                              1,047,953       1,018,579
                                                           ------------    ------------
TOTAL NET ASSETS (LIABILITIES)                               (4,116,886)     (3,795,616)
                                                           ------------    ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  9,053,808    $  8,968,700
                                                           ============    ============

See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                          Three Months Ended
                                                        March 31,     March 31,
                                                          2004          2003
                                                        ---------     ---------
REVENUES:
     Interest income                                    $  72,473     $ 120,718
     Dividend income                                       20,571        62,866
     Application, closing, and other fees                   1,250         2,028
                                                        ---------     ---------
Total revenues                                             94,294       185,612
                                                        ---------     ---------

EXPENSES:
     Management fees                                       55,598        58,034
     Administrative services                                1,188         6,400
     Trustee fees                                           6,000         6,000
     Professional fees                                     18,718         5,743
     Interest expense                                     143,959       197,209
     Other general and administrative expenses              9,233       205,448
                                                        ---------     ---------
Total expenses                                            234,696       478,834
                                                        ---------     ---------

Net investment loss                                      (140,402)     (293,222)
Unrealized gain on investments                             29,374        11,369
                                                        ---------     ---------

Net decrease in net assets                              $(111,028)    $(281,853)
                                                        =========     =========

Per beneficial share amounts:
Net decrease in net assets                              $  (10.53)    $  (26.74)
                                                        =========     =========

Weighted average shares                                    10,541        10,541
                                                        =========     =========

See notes to consolidated financial statements.



                                  BERTHEL GROWTH & INCOME TRUST I
                       CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                            (UNAUDITED)



                                              Three Months Ended        Three Months Ended
                                               March 31, 2004              March 31, 2003
                                               --------------              --------------

                                          Shares of                    Shares of
                                          Beneficial                   Beneficial
                                           Interest       Amount        Interest      Amount
                                         -----------   -----------    -----------   -----------
Net investment loss                             --     $  (140,402)          --     $  (293,222)

Unrealized gain (loss) on investments           --          29,374           --          11,369

Distributions payable to shareholders           --        (210,242)          --        (207,932)

Net liabilities at beginning of period        10,541    (3,795,616)        10,541    (4,254,797)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(4,116,886)        10,541   $(4,744,582)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                           Three Months Ended
                                                       March 31,      March 31,
                                                         2004            2003
                                                      -----------    -----------
OPERATING ACTIVITIES:
Net decrease in net assets                            $  (111,028)   $  (281,853)
Adjustments to reconcile net decrease in net assets
     to net cash flows from operating activities:
Amortization                                                  -0-        194,987
Accretion of discount on debt securities                   (5,266)       (10,397)
Unrealized gain on investments                            (29,374)       (11,369)
Changes in operating assets and liabilities
     Loans and investments                                (20,568)       510,672
     Interest and dividends receivable                    (25,267)        (8,566)
     Other assets                                             -0-        (20,687)
     Accrued interest payable                             112,958       (199,401)
     Accounts payable and other accrued expenses            4,718         11,317
     Due to affiliate                                      79,710         (2,695)
     Deferred income                                       (1,250)        (2,028)
                                                      -----------    -----------
Net cash flows from operating activities                    4,633        179,980
                                                      -----------    -----------

NET INCREASE IN CASH                                        4,633        179,980

CASH AT BEGINNING OF PERIOD                               248,286      1,125,133
                                                      -----------    -----------

CASH AT END OF PERIOD                                 $   252,919    $ 1,305,113
                                                      ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                $    31,001    $   396,610
Noncash financing activities:
Distributions payable to shareholders                     210,242        207,932

See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of March 31, 2004, $7,709,172 is outstanding under the loan agreement. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of March 31, 2004, the total assets and liabilities of the Trust are $9,053,808 and $13,170,694, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



NOTE B -LOANS AND INVESTMENTS

                                                         March 31, 2004           December 31, 2003
                                                     -----------------------   -----------------------
                                                        Cost      Valuation       Cost      Valuation
                                                     ----------   ----------   ----------   ----------
Communications and Software:
EDmin.com, Inc.
---------------
   233,704 and 228,562 shares of 9%, Series A
     cumulative convertible preferred stock as
     of March 31, 2004 and December 31, 2003,
     respectively                                    $  862,816   $1,460,650   $  842,248   $1,428,513
   Warrants to purchase 20,000 shares of common
     stock at $4.00 per share                              --         45,000         --         45,000

Media Sciences International, Inc.
----------------------------------
   1,112,797 shares of common stock, and 30,000
     (25,000 at December 31, 2003) options and
     323,000 warrants to purchase shares of common
     stock at various prices                          1,012,777    1,011,903    1,012,777      994,098
                                                                  ----------                ----------

Total Communications and Software (28.9% and 28.5%
   of total loans and investments as of March 31,
   2004 and December 31, 2003, respectively)               --      2,517,553         --      2,467,611
                                                                  ----------                ----------

Healthcare Products and Services:
Physicians Total Care, Inc.
---------------------------
   10% promissory note due September, 2004 and
     warrants to purchase 350,000 shares of common
     stock for at various prices                        807,795         --        807,795         --
   700 shares of common stock                             4,000         --          4,000         --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                    672,279      672,279      672,279      672,279
   12% promissory note due July, 2005-June, 2006        193,448      193,448      192,333      192,333

Futuremed Interventional, Inc.
------------------------------
   Warrants to purchase 6% of the company at $.01
   per share                                            102,640    2,460,000      102,640    2,460,000
   1,899,783 shares of common stock of IMED
      Devices, Inc. (an affiliate of Futuremed
      Interventional, Inc.)                                --        265,970         --        265,970
                                                                  ----------                ----------

Total Healthcare Products and Services (41.3% and
   41.5% of total loans and investments as of
   March 31, 2004 and December 31, 2003,
   respectively)                                           --      3,591,697         --      3,590,582
                                                                  ----------                ----------

                                                          March 31, 2004           December 31, 2003
                                                      -----------------------   -----------------------
                                                         Cost      Valuation      Cost       Valuation
                                                      ----------   ----------   ----------   ----------
Manufacturing:
Childs & Albert
---------------
   12.5% promissory note due October, 2005               778,382      778,382      774,778      774,778
   Warrants to purchase 833.334 shares of common
    stock at $10 per share                                72,065       72,065       72,065       72,065

Feed Management Systems, Inc. (formerly Easy
--------------------------------------------
   Systems, Inc.)
   --------------
   435,590 shares of common stock                      1,077,422      304,913    1,077,422      304,913

The Schebler Company
--------------------
   13% promissory note due March, 2005                   164,474      164,474      163,927      163,927
   Warrants to purchase 1.66% of common stock at
     $.01 per share                                       11,504       11,504       11,504       11,504
   166,666 shares of 10% convertible cumulative
     preferred stock                                     166,667      166,667      166,667      166,667
   166,666 shares of common stock                        166,667      166,667      166,667      166,667
                                                                   ----------                ----------

Total Manufacturing (19.1% and 19.2% of total
   loans and investments as of March 31, 2004
   and December 31, 2003, respectively)                             1,664,672                 1,660,521
                                                                   ----------                ----------

Other Service Industries:
International Pacific Seafoods, Inc.
------------------------------------
   12% subordinated note due June 2003 through
     June 2005                                           685,000      685,000      685,000      685,000
   1,501 shares of common stock                            1,141        1,141        1,141        1,141

Kinseth Hospitality Company, Inc.
---------------------------------
   14% note due August, 2004                             250,000      250,000      250,000      250,000

Pickerman's Development Company
-------------------------------
   12% promissory notes due April, 2005 through
     March, 2006                                         547,663         --        547,663         --
   12% promissory note due on demand                      12,520         --         12,520         --
   Warrants to purchase 2,406,250 shares of common
     stock at $0.01 per share                             72,849         --         72,849         --
                                                                   ----------                ----------

Total Other Service Industries (10.7% and 10.8% of
   total loans and investments as of March 31, 2004
   and December 31, 2003, respectively)                               936,141                   936,141
                                                                   ----------                ----------

TOTAL LOANS AND INVESTMENTS                                        $8,710,063                 8,654,855
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

In August, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of March 31, 2004, $7,709,172 is outstanding under the loan agreement. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                               Three Months Ending March 31
                                    2004             2003
                                    ----             ----
     Portfolio investments     $    71,746       $   116,128
     Money market                      727             4,590
                               -----------       -----------
     Interest income           $    72,473       $   120,718
                               ===========       ===========

     Dividend income           $    20,571       $    62,866
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

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $55,598 for the first three months of 2004 and $58,034 the same period a year ago.

Other general and administrative expenses decreased from $205,448 for the first three months of 2003 to $9,233 for the first three months of 2004. This decrease is primarily the result of amortization expense of $194,987 in 2003 to write off the remaining deferred financing costs.

The Trust continues to have a deficiency in net assets, as well as net investment losses. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. In August, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of March 31, 2004, the total assets and liabilities of the Trust are $9,053,808 and $13,170,694, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The change in unrealized and realized gains and losses is summarized in the following table:

                                     Three Months Ending March 31
                                        2004              2003
                                        ----              ----
     EDmin.com                      $      11,569    $      10,584
     Media Sciences International          17,805              785
                                    -------------    -------------
     Unrealized gain                $      29,374    $      11,369
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

Liquidity and Capital Resources
The Trust continues to have a deficiency in net assets, as well as net investment losses. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. In August, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

The loan agreement with the SBA is due as follows:

                  Maturity Date                Amount
                  -------------                ------
                      2007                   $7,709,172

As of March 31, 2004, the total assets and liabilities of the Trust are $9,053,808 and $13,170,694, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

As of March 31, 2004, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At March 31, 2004, the amount at risk was $8,710,063 and consisted of the following:

                                                         Cost         Valuation
                                                      -----------    -----------
     Debt securities and loans                        $ 3,439,283    $ 2,071,304
     Preferred stocks                                   1,029,483      1,672,317
     Common stocks                                      2,934,286      2,422,873
     Warrants and options to purchase common stock        259,058      2,543,569
                                                      -----------    -----------
     Total loans and investments                      $ 7,662,110    $ 8,710,063
                                                      ===========    ===========

On September 1, 2003, the SBIC signed a loan agreement with the SBA. As interest rates have not changed substantially since that time, the carrying value approximates the fair value of the loan to the SBA.

Item 4. Controls and Procedures
        -----------------------

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

Changes in Internal Controls
No changes occurred since the quarter ended December 31, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits
        --------
Exhibit 31.1      Certification of Chief Executive Officer
Exhibit 31.2      Certification of Chief Financial Officer
Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)



Date:    May 10, 2004                       /s/  Ronald O. Brendengen
         ------------                       -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date:    May 10, 2004                       /s/  Daniel P. Wegmann
         ------------                       -----------------------------------
                                                 Daniel P. Wegmann, Controller


Date:    May 10, 2004                       /s/  Henry Royer
         ------------                       -----------------------------------
                                                 Henry Royer,
                                                 Executive Vice President