Form 10-Q
period 2004-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 2004-08-03
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2004
                                                   -------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From
                                        to
         ------------------------------    ---------------------------------


                        Commission File Number 033-89506
                                               ---------

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

                                 (319) 447-5700
                                 --------------
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes     X         No
                                             ------           --------

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
                        Yes            No     X
                             -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Shares of Beneficial Interest - 10,541 shares as of July 14, 2004

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I. FINANCIAL INFORMATION                                              PAGE
-----------------------------                                              ----
Item 1.    Financial Statements (unaudited)

           Consolidated Statements of Assets and Liabilities -
           June 30, 2004 and December 31, 2003                              3

           Consolidated Statements of Operations -
           three months ended June 30, 2004 and 2003                        4

           Consolidated Statements of Operations -
           six months ended June 30, 2004 and 2003                          5

           Consolidated Statements of Changes in Net Liabilities -
           six months ended June 30, 2004 and 2003                          6

           Consolidated Statements of Cash Flows -
           six months ended June 30, 2004 and 2003                          7

           Notes to Consolidated Financial Statements                       8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.    Controls and Procedures                                         15


Part II. OTHER INFORMATION
--------------------------
Item 6.    Exhibits                                                        15

Signatures                                                                 16




                                        BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)


                                                               June 30, 2004         December 31, 2003
                                                               -------------         -----------------
ASSETS
Loans and investments (Note B)                                 $  9,030,361             $  8,654,855
Cash and cash equivalents                                           250,421                  248,286
Interest and dividends receivable                                    62,799                   65,559
                                                               ------------             ------------
TOTAL ASSETS                                                   $  9,343,581             $  8,968,700
                                                               ============             ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accrued interest payable                                       $     32,836             $     70,176
Accounts payable and other accrued expenses                          43,319                   66,319
Due to affiliate                                                    267,277                   87,717
Deferred income                                                       3,333                    5,833
Distributions payable to shareholders                             5,245,583                4,825,099
Debentures (Note C)                                               7,655,130                7,709,172
                                                               ------------             ------------
TOTAL LIABILITIES                                                13,247,478               12,764,316
                                                               ------------             ------------

COMMITMENTS AND CONTINGENCIES

NET  ASSETS (LIABILITIES), equivalent to ($387.10)
     per share at June 30, 2004
     and ($360.08) per share at December 31, 2003:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                         (319,813)                 406,845
Accumulated net realized losses                                  (5,221,040)              (5,221,040)
Accumulated net unrealized gains                                  1,636,956                1,018,579
                                                               ------------             ------------
TOTAL NET ASSETS (LIABILITIES)                                   (3,903,897)              (3,795,616)
                                                               ------------             ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)                 $  9,343,581             $  8,968,700
                                                               ============             ============

See notes to consolidated financial statements.





                                      BERTHEL GROWTH & INCOME TRUST I
                            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          Three Months Ended
                                                                June 30, 2004            June 30, 2003
                                                                -------------            -------------
REVENUES:
     Interest income                                             $  69,338                 $ 103,144
     Dividend income                                                21,033                    31,331
     Application, closing, and other fees                            1,250                     2,028
                                                                 ---------                 ---------
Total revenues                                                      91,621                   136,503
                                                                 ---------                 ---------

EXPENSES:
     Management fees                                                55,972                    56,042
     Administrative services                                           965                     1,549
     Trustee fees                                                    6,000                     6,000
     Professional fees                                              37,582                    21,473
     Interest expense                                              143,659                   199,401
     Other general and administrative expenses                      13,215                    13,491
                                                                 ---------                 ---------
Total expenses                                                     257,393                   297,956
                                                                 ---------                 ---------

Net investment loss                                               (165,772)                 (161,453)
Unrealized gain on investments                                     589,003                   136,523
Realized gain on investments                                           -0-                    35,924
                                                                 ---------                 ---------

Net increase in net assets                                       $ 423,231                 $  10,994
                                                                 =========                 =========

Per beneficial share amounts:
Net increase in net assets                                       $   40.15                 $    1.04
                                                                 =========                 =========

Weighted average shares                                             10,541                    10,541
                                                                 =========                 =========

See notes to consolidated financial statements.





                              BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Six Months Ended
                                                        June 30, 2004              June 30, 2003
                                                        -------------              -------------
REVENUES:
     Interest income                                      $ 141,811                 $ 223,862
     Dividend income                                         41,604                    94,197
     Application, closing, and other fees                     2,500                     4,056
                                                          ---------                 ---------
Total revenues                                              185,915                   322,115
                                                          ---------                 ---------

EXPENSES:
     Management fees                                        111,570                   114,076
     Administrative services                                  2,153                     7,949
     Trustee fees                                            12,000                    12,000
     Professional fees                                       56,300                    27,216
     Interest expense                                       287,618                   396,610
     Other general and administrative expenses               22,448                   218,939
                                                          ---------                 ---------
Total expenses                                              492,089                   776,790
                                                          ---------                 ---------

Net investment loss                                        (306,174)                 (454,675)
Unrealized gain on investments                              618,377                   147,892
Realized gain on investments                                    -0-                    35,924
                                                          ---------                 ---------

Net increase (decrease) in net assets                     $ 312,203                 $(270,859)
                                                          =========                 =========

Per beneficial share amounts:
Net increase (decrease) in net assets                     $   29.62                 $  (25.70)
                                                          =========                 =========

Weighted average shares                                      10,541                    10,541
                                                          =========                 =========

See notes to consolidated financial statements.





                                               BERTHEL GROWTH & INCOME TRUST I
                                   CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                                         (UNAUDITED)



                                                      Six Months Ended                     Six Months Ended
                                                        June 30, 2004                        June 30, 2003
                                                        -------------                        -------------

                                                 Shares of                            Shares of
                                                Beneficial                           Beneficial
                                                 Interest           Amount            Interest             Amount
                                                 --------           ------            --------             ------

Net investment loss                                 --          $  (306,174)               --          $  (454,675)

Unrealized gain on investments                      --              618,377                --              147,892

Realized gain on investments                        --                  -0-                --               35,924

Distributions payable to shareholders               --             (420,484)               --             (418,175)

Net liabilities at beginning of period            10,541         (3,795,616)             10,541         (4,254,797)
                                             -----------        -----------         -----------        -----------

Net liabilities at end of period                  10,541        $(3,903,897)             10,541        $(4,943,831)
                                             ===========        ===========         ===========        ===========


See notes to consolidated financial statements.





                                  BERTHEL GROWTH & INCOME TRUST I
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Six Months Ended
                                                               June 30, 2004             June 30, 2003
                                                               -------------             -------------
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                           $   312,203               $  (270,859)
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Amortization                                                            -0-                   194,987
Accretion of discount on debt securities                            (10,529)                  (19,084)
Unrealized gain on investments                                     (618,377)                 (147,892)
Realized gain on investments                                            -0-                   (35,924)
Changes in operating assets and liabilities
     Loans and investments                                          253,400                 1,071,432
     Interest and dividends receivable                                2,760                     9,671
     Other assets                                                       -0-                   (12,675)
     Accrued interest payable                                       (37,340)                      -0-
     Accounts payable and other accrued expenses                    (23,000)                  (23,004)
     Due to affiliate                                               179,560                    (2,619)
     Deferred income                                                 (2,500)                   (4,056)
                                                                -----------               -----------
Net cash flows from operating activities                             56,177                   759,977
                                                                -----------               -----------

FINANCING ACTIVITIES:
Payment of debentures                                               (54,042)                      -0-
                                                                -----------               -----------
Net cash flows from financing activities                            (54,042)                      -0-
                                                                -----------               -----------

NET INCREASE IN CASH                                                  2,135                   759,977

CASH AT BEGINNING OF PERIOD                                         248,286                 1,125,133
                                                                -----------               -----------

CASH AT END OF PERIOD                                           $   250,421               $ 1,885,110
                                                                ===========               ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                          $   324,958               $   396,610
Noncash financing activities:
Distributions payable to shareholders                               420,484                   418,175

See notes to consolidated financial statements


                                                  7

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

The Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, Berthel SBIC, LLC ("SBIC"), a wholly owned subsidiary of the Trust, was in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the Small Business Administration advising that the SBIC must cure its default on the outstanding debentures prior to March 22, 2002. Since that time, the capital impairment violation has not been cured.

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2004, $7,655,130 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of June 30, 2004, total assets and liabilities of the Trust are $9,343,581 and $13,247,478, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



NOTE B -LOANS AND INVESTMENTS

                                                                          June 30, 2004                  December 31, 2003
                                                                     Cost         Valuation           Cost        Valuation
                                                                     ----         ---------           ----        ---------
Communications and Software:
EDmin.com, Inc.
---------------
   238,962 and 228,562 shares of 9%,
     Series A cumulative convertible preferred
     stock as of June 30, 2004 and December 31, 2003,
     respectively                                                 $  883,848      $1,493,513      $  842,248      $1,428,513
   Warrants to purchase 20,000 shares of common stock
     at $4.00 per share                                                 --            45,000            --            45,000

Media Sciences International, Inc.
----------------------------------
   1,112,797 shares of common stock, and 30,000
     (25,000 at December 31, 2003) options and 323,000
     warrants to purchase shares of common stock at
     various prices                                                1,012,777       1,589,074       1,012,777         994,098
                                                                                  ----------                      ----------

Total Communications and Software (34.6% and 28.5%
     of total loans and investments as of June 30, 2004
     and December 31, 2003, respectively)                                          3,127,587                       2,467,611
                                                                                  ----------                      ----------

Healthcare Products and Services:
Physicians Total Care, Inc.
---------------------------
   10% promissory note due September, 2004 and
     warrants to purchase 350,000 shares of common
    stock for at various prices                                      807,795            --           807,795            --
   700 shares of common stock                                          4,000            --             4,000            --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                                 672,279         672,279         672,279         672,279
   12% promissory note due July, 2005-June, 2006                     194,562         194,562         192,333         192,333

Futuremed Interventional, Inc.
------------------------------
   Warrants to purchase 6% of the company
     at $.01 per share                                               102,640       2,460,000         102,640       2,460,000
   1,899,783 shares of common stock of IMED Devices, Inc.
     (an affiliate of Futuremed Interventional, Inc.)                   --           265,970            --           265,970
                                                                                   ---------                       ---------

Total Healthcare Products and Services (39.8% and
     41.5% of total loans and investments as of
     June 30, 2004 and December 31, 2003, respectively)                             3,592,811                      3,590,582
                                                                                   ----------                     ----------





                                                                            June 30, 2004                  December 31, 2003
                                                                         Cost         Valuation         Cost          Valuation
                                                                         ----         ---------         ----          ---------
Manufacturing:
Childs & Albert
---------------
   12.5% promissory note due October, 2005                             781,985         781,985         774,778         774,778
     Warrants to purchase 833.334 shares of
     common stock at $10 per share                                      72,065          72,065          72,065          72,065

Feed Management Systems, Inc. (formerly Easy Systems, Inc.)
-----------------------------------------------------------
   435,590 shares of common stock                                    1,077,422         304,913       1,077,422         304,913

The Schebler Company
--------------------
   13% promissory note due March, 2005                                 165,021         165,021         163,927         163,927
   Warrants to purchase 1.66% of common stock at
     $.01 per share                                                     11,504          11,504          11,504          11,504
   166,666 shares of 10% convertible cumulative
     preferred stock                                                   166,667         166,667         166,667         166,667
   166,666 shares of common stock                                      166,667         166,667         166,667         166,667
                                                                                    ----------                      ----------

Total Manufacturing (18.5% and 19.2% of total
   loans and investments as of June 30, 2004 and
   December 31, 2003, respectively)                                                  1,668,822                       1,660,521
                                                                                    ----------                      ----------

Other Service Industries:
International Pacific Seafoods, Inc.
------------------------------------
   12% subordinated note due June 2003 through June 2005               390,000         390,000         685,000         685,000
   1,501 shares of common stock                                          1,141           1,141           1,141           1,141

Kinseth Hospitality Company, Inc.
---------------------------------
   14% note due August, 2004                                           250,000         250,000         250,000         250,000

Pickerman's Development Company
-------------------------------
   12% promissory notes due April, 2005 through March, 2006            547,663            --           547,663            --
   12% promissory note due on demand                                    12,520            --            12,520            --
   Warrants to purchase 2,406,250 shares of common stock
     at $0.01 per share                                                 72,849            --            72,849            --
                                                                                     ----------                     ----------

Total Other Service Industries (7.1% and 10.8% of
     total loans and investments as of June 30, 2004
     and December 31, 2003, respectively)                                               641,141                        936,141
                                                                                     ----------                     ----------

TOTAL LOANS AND INVESTMENTS                                                          $9,030,361                     $8,654,855
                                                                                     ==========                     ==========


                                                       10

NOTE C - DEBENTURES
The SBIC issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC was required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2004, $7,655,130 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

Results of Operations

Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                                Three Months Ending June 30                     Six Months Ending June 30
                                    2004             2003                         2004             2003
                                    ----             ----                         ----             ----
     Portfolio investments     $    68,591       $    97,677                 $   140,337       $   213,805
     Money market                      747             5,467                       1,474            10,057
                               -----------       -----------                 -----------       -----------
     Interest income           $    69,338       $   103,144                 $   141,811       $   223,862
                               ===========       ===========                 ===========       ===========

     Dividend income           $    21,033       $    31,331                 $    41,604       $    94,197
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

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $111,570 for the first six months of 2004 and $114,076 the same period a year ago. These fees are currently accrued as payable to the Trust Advisor but are not paid, in accordance with the loan agreement with the SBA.

Professional fees increased from $27,216 for the first six months of 2003 to $56,300 for the same period of 2004. This increase is due primarily to the accrual of fees, which have been paid by Berthel Fisher & Company Planning, Inc. (Trust Advisor), for a recently hired independent investment banking firm to assist in the process of liquidating the SBIC's portfolio, with the goal of maximizing values through mergers, sales, etc. of the portfolio companies.

Other general and administrative expenses decreased from $218,939 for the first six months of 2003 to $22,448 for the first six months of 2004. This decrease is primarily the result of amortization expense of $194,987 in 2003 to write off the remaining deferred financing costs.

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

As of June 30, 2004, total assets and liabilities of the Trust are $9,343,581 and $13,247,478, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The change in unrealized and realized gains and losses is summarized in the following table:

                                      Three Months Ending June 30                  Six Months Ending June 30
                                        2004              2003                      2004              2003
                                        ----              ----                      ----              ----
     EDmin.com                      $      11,832    $      10,823              $      23,401    $      21,407
     Hicklin Engineering, L.C.                -0-          137,431                        -0-          137,431
     Media Sciences International         577,171         (11,731)                    594,976         (10,946)
                                    -------------    -------------              -------------    -------------
     Unrealized gain                $     589,003    $     136,523              $     618,377    $     147,892
                                    =============    =============              =============    =============

     Futuremed Interventional       $         -0-    $      35,924              $         -0-    $      35,924
                                    -------------    -------------              -------------    -------------
     Realized gain                  $         -0-    $      35,924              $         -0-    $      35,924
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

During the second quarter of 2004, management decreased the liquidity discount taken on Media Sciences International. Management decreased this discount from 20% to 10% due to the fact that the shares owned by the SBIC were included in a registration statement filed by Media Sciences.

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

The loan agreement with the SBA is due as follows:

                     Maturity Date                Amount
                     -------------                ------
                         2007                   $7,655,130

As of June 30, 2004, total assets and liabilities of the Trust are $9,343,581 and $13,247,478, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

As of June 30, 2004, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At June 30, 2004, the amount at risk was $9,030,361 and consisted of the following:

                                                      Cost           Valuation
                                                      ----           ---------
     Debt securities and loans                   $   3,149,546     $   1,781,568
     Preferred stocks                                1,050,515         1,705,180
     Common stocks                                   2,934,286         3,000,044
     Warrants and options to purchase
      common stock                                     259,058         2,543,569
                                                 -------------     -------------
     Total loans and investments                 $   7,393,405     $   9,030,361
                                                 =============     =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. As interest rates have not changed substantially since that time, the carrying value approximates the fair value of the loan to the SBA.

Item 4. Controls and Procedures
        ------------------------

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

Changes in Internal Controls
No changes occurred since the quarter ended March 31, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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




                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)



Date:    August 3, 2004           /s/  Ronald O. Brendengen
         --------------           ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer


Date:    August 3, 2004           /s/  Daniel P. Wegmann
         --------------           ----------------------------------------------
                                  Daniel P. Wegmann, Controller


Date:    August 3, 2004           /s/  Henry Royer
         --------------           ----------------------------------------------
                                  Henry Royer, Executive Vice President