Form 10-Q
period 2004-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 2004-11-10
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2004

                                       or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From           to
                                                        -----------  ----------


                        Commission File Number 033-89506


                         BERTHEL GROWTH & INCOME TRUST I
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                       52-1915821
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                          701 Tama Street, Marion, Iowa             52302
                       -----------------------------------        --------
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

     Shares of Beneficial Interest - 10,541 shares as of October 8, 2004

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.  FINANCIAL INFORMATION
------------------------------                                              PAGE

Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Assets and Liabilities -
              September 30, 2004 and December 31, 2003                         3

              Consolidated Statements of Operations -
              three months ended September 30, 2004 and 2003                   4

              Consolidated Statements of Operations -
              nine months ended September 30, 2004 and 2003                    5

              Consolidated Statements of Changes in Net Liabilities -
              nine months ended September 30, 2004 and 2003                    6

              Consolidated Statements of Cash Flows -
              nine months ended September 30, 2004 and 2003                    7

              Notes to Consolidated Financial Statements                       8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.       Controls and Procedures                                         15


Part II.   OTHER INFORMATION

Item 6.           Exhibits                                                    15

Signatures                                                                    16



                             BERTHEL GROWTH & INCOME TRUST I
              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                           September 30,   December 31,
                                                               2004            2003
                                                           ------------    ------------
ASSETS
Loans and investments (Note B)                             $  9,092,381    $  8,654,855
Cash and cash equivalents                                       249,543         248,286
Interest and dividends receivable                                95,131          65,559
                                                           ------------    ------------
TOTAL ASSETS                                               $  9,437,055    $  8,968,700
                                                           ============    ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accrued interest payable                                   $    155,356    $     70,176
Accounts payable and other accrued expenses                      51,255          66,319
Due to affiliate                                                336,569          87,717
Deferred income                                                   2,084           5,833
Distributions payable to shareholders                         5,458,136       4,825,099
Debentures (Note C)                                           7,655,130       7,709,172
                                                           ------------    ------------
TOTAL LIABILITIES                                            13,658,530      12,764,316
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

NET  ASSETS (LIABILITIES), equivalent to ($400.48)
     per share at September 30, 2004 and ($360.08) per
    share at December 31, 2003:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                     (694,144)        406,845
Accumulated net realized losses                              (5,221,040)     (5,221,040)
Accumulated net unrealized gains                              1,693,709       1,018,579
                                                           ------------    ------------
TOTAL NET ASSETS (LIABILITIES)                               (4,221,475)     (3,795,616)
                                                           ------------    ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  9,437,055    $  8,968,700
                                                           ============    ============


See notes to consolidated financial statements.

                                           3

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                        Three Months Ended
                                                    September 30,  September 30,
                                                        2004           2003
                                                    -----------    -----------
REVENUES:
     Interest income                                $    63,676    $    86,118
     Dividend income                                        -0-         28,041
     Application, closing, and other fees                 1,250          2,027
                                                    -----------    -----------
Total revenues                                           64,926        116,186
                                                    -----------    -----------

EXPENSES:
     Management fees                                     57,973         57,310
     Administrative services                                966            948
     Trustee fees                                         6,000          6,000
     Professional fees                                    6,418         33,402
     Interest expense                                   144,521        185,719
     Other general and administrative expenses           10,825         10,951
                                                    -----------    -----------
Total expenses                                          226,703        294,330
                                                    -----------    -----------

Net investment loss                                    (161,777)      (178,144)
Unrealized gain on investments                           56,752      1,641,120
Realized gain on investments                                -0-        137,431
                                                    -----------    -----------

Net increase (decrease) in net assets               $  (105,025)   $ 1,600,407
                                                    ===========    ===========

Per beneficial share amounts:
Net increase (decrease) in net assets               $     (9.96)   $    151.83
                                                    ===========    ===========

Weighted average shares                                  10,541         10,541
                                                    ===========    ===========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                        2004           2003
                                                    -----------    -----------
REVENUES:
     Interest income                                $   205,487    $   309,980
     Dividend income                                     41,604        122,238
     Application, closing, and other fees                 3,750          6,083
                                                    -----------    -----------
Total revenues                                          250,841        438,301
                                                    -----------    -----------

EXPENSES:
     Management fees                                    169,543        171,386
     Administrative services                              3,119          8,897
     Trustee fees                                        18,000         18,000
     Professional fees                                   62,718         60,618
     Interest expense                                   432,139        582,329
     Other general and administrative expenses           33,273        229,890
                                                    -----------    -----------
Total expenses                                          718,792      1,071,120
                                                    -----------    -----------

Net investment loss                                    (467,951)      (632,819)
Unrealized gain on investments                          675,129      1,789,012
Realized gain on investments                                -0-        173,355
                                                    -----------    -----------

Net increase in net assets                          $   207,178    $ 1,329,548
                                                    ===========    ===========

Per beneficial share amounts:
Net increase in net assets                          $     19.65    $    126.13
                                                    ===========    ===========

Weighted average shares                                  10,541         10,541
                                                    ===========    ===========


See notes to consolidated financial statements.



                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                             Nine Months Ended            Nine Months Ended
                                             September 30, 2004           September 30, 2003
                                             ------------------           ------------------

                                          Shares of                    Shares of
                                         Beneficial                   Beneficial
                                          Interest        Amount       Interest        Amount
                                         -----------   -----------    -----------   -----------
Net investment loss                             --     $  (467,951)          --     $  (632,819)

Unrealized gain on investments                  --         675,129           --       1,789,012

Realized gain on investments                    --             -0-           --         173,355

Distributions payable to shareholders           --        (633,037)          --        (630,727)

Net liabilities at beginning of period        10,541    (3,795,616)        10,541    (4,254,797)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(4,221,475)        10,541   $(3,555,976)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                                               6

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                        2004           2003
                                                     -----------    -----------
OPERATING ACTIVITIES:
Net increase in net assets                           $   207,178    $ 1,329,548
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Amortization                                                 -0-        194,987
Accretion of discount on debt securities                 (15,797)       (24,350)
Unrealized gain on investments                          (675,129)    (1,789,012)
Realized gain on investments                                 -0-       (173,355)
Changes in operating assets and liabilities
     Loans and investments                               253,400      1,244,260
     Interest and dividends receivable                   (29,572)         4,114
     Other assets                                            -0-         (4,663)
     Accrued interest payable                             85,180       (260,942)
     Accounts payable and other accrued expenses         (15,064)        (7,229)
     Due to affiliate                                    248,852         17,894
     Deferred income                                      (3,749)        (6,084)
                                                     -----------    -----------
Net cash flows from operating activities                  55,299        525,168
                                                     -----------    -----------

FINANCING ACTIVITIES:
Payment of debentures                                    (54,042)    (1,400,000)
                                                     -----------    -----------
Net cash flows from financing activities                 (54,042)    (1,400,000)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                            1,257       (874,832)

CASH AT BEGINNING OF PERIOD                              248,286      1,125,133
                                                     -----------    -----------

CASH AT END OF PERIOD                                $   249,543    $   250,301
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                               $   346,959    $   843,271
Noncash financing activities:
Distributions payable to shareholders                    633,037        630,727



See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2004, $7,655,130 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of September 30, 2004, total assets and liabilities of the Trust are $9,437,055 and $13,658,530, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



NOTE B -LOANS AND INVESTMENTS

                                                                             September 30, 2004               December 31, 2003
                                                                          ------------------------        ------------------------
                                                                            Cost        Valuation           Cost        Valuation
Communications and Software:
EDmin.com, Inc.
---------------
   238,962 and 228,562 shares of 9%, Series A
     cumulative convertible preferred stock as of
     September 30, 2004 and December 31, 2003, respectively               $  883,848    $1,493,513        $  842,248    $1,428,513
   Warrants to purchase 20,000 shares of common stock at
     $4.00 per share                                                            --          45,000              --          45,000

Media Sciences International, Inc.
----------------------------------
   1,112,797 shares of common stock, and 30,000 (25,000
     at December 31, 2003) options and 323,000 warrants to
     purchase shares of common stock at various prices                     1,012,777     1,645,827         1,012,777       994,098
                                                                                        ----------                      ----------

Total Communications and Software (35.0% and 28.5% of total
   loans and investments as of September 30, 2004 and
   December 31, 2003, respectively)                                             --       3,184,340              --       2,467,611
                                                                                        ----------                      ----------

Healthcare Products and Services:
Physicians Total Care, Inc.
---------------------------
   10% promissory note due September, 2004 and warrants to
     purchase 350,000 shares of common stock for at various
     prices                                                                  807,795          --             807,795          --
   700 shares of common stock                                                  4,000          --               4,000          --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                                         672,279       672,279           672,279       672,279
   12% promissory note due July, 2005-June, 2006                             195,677       195,677           192,333       192,333

Futuremed Interventional, Inc.
------------------------------
   Warrants to purchase 6% of the company at $.01 per share                  102,640     2,460,000           102,640     2,460,000
   1,899,783 shares of common stock of IMED Devices, Inc.
     (an affiliate of Futuremed Interventional, Inc.)                           --         265,970              --         265,970
                                                                                        ----------                      ----------

Total Healthcare Products and Services (39.5% and 41.5% of
   total loans and investments as of September 30, 2004 and
   December 31, 2003, respectively)                                             --       3,593,926              --       3,590,582
                                                                                        ----------                      ----------
                                                                 9



                                                                             September 30, 2004               December 31, 2003
                                                                          ------------------------        ------------------------
                                                                            Cost        Valuation           Cost        Valuation
Manufacturing:
Childs & Albert
---------------
   12.5% promissory note due October, 2005                                   785,588       785,588           774,778        74,778
   Warrants to purchase 833.334 shares of common stock at
  $10 per share                                                               72,065        72,065            72,065        72,065

Feed Management Systems, Inc. (formerly Easy Systems, Inc.)
-----------------------------------------------------------
   435,590 shares of common stock                                          1,077,422       304,913         1,077,422       304,913

The Schebler Company
--------------------
   13% promissory note due March, 2005                                       165,570       165,570           163,927       163,927
   Warrants to purchase 1.66% of common stock at $.01 per share               11,504        11,504            11,504        11,504
   166,666 shares of 10% convertible cumulative preferred stock              166,667       166,667           166,667       166,667
   166,666 shares of common stock                                            166,667       166,667           166,667       166,667
                                                                                        ----------                      ----------

Total Manufacturing (18.4% and 19.2% of total loans and investments
   as of September 30, 2004 and December 31, 2003, respectively)                --       1,672,974              --       1,660,521
                                                                                        ----------                      ----------

Other Service Industries:
International Pacific Seafoods, Inc.
------------------------------------
   12% subordinated note due June 2003 through June 2005                     390,000       390,000           685,000      685,000
   1,501 shares of common stock                                                1,141         1,141             1,141        1,141

Kinseth Hospitality Company, Inc.
---------------------------------
   14% note due August, 2004                                                 250,000       250,000           250,000      250,000

Pickerman's Development Company
-------------------------------
   12% promissory notes due April, 2005 through March, 2006                  547,663          --             547,663         --
   12% promissory note due on demand                                          12,520          --              12,520         --
   Warrants to purchase 2,406,250 shares of common stock at
     $0.01 per share                                                          72,849          --              72,849         --
                                                                                        ----------                     ----------

Total Other Service Industries (7.1% and 10.8% of total loans and investments as of September 30, 2004 and December 31, 2003,
 respectively)                                                                  --         641,141              --        936,141
                                                                                        ----------                     ----------

TOTAL LOANS AND INVESTMENTS                                                     --      $9,092,381              --     $8,654,855
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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2004, $7,655,130 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.



Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations Results of Operations
-----------------------------------

Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments.
Interest income consists of the following:

                             Three Months Ending September 30                Nine Months Ending September 30
                                    2004             2003                         2004             2003
                                    ----             ----                         ----             ----
     Portfolio investments     $    62,965       $    82,063                 $   203,302       $   295,868
     Money market                      711             4,055                       2,185            14,112
                               -----------       -----------                 -----------       -----------
     Interest income           $    63,676       $    86,118                 $   205,487       $   309,980
                               ===========       ===========                 ===========       ===========

     Dividend income           $       -0-       $    28,041                 $    41,604       $   122,238
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

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $169,543 for the first nine months of 2004 and $171,386 the same period a year ago. These fees are currently accrued as payable to the Trust Advisor but are not paid, in accordance with the loan agreement with the SBA.

Professional fees increased from $27,216 for the first nine months of 2003 to $56,300 for the same period of 2004. This increase is due primarily to the accrual of fees, which have been paid by Berthel Fisher & Company Planning, Inc.
(Trust Advisor), for a recently hired independent investment banking firm to assist in the process of liquidating the SBIC's portfolio, with the goal of maximizing values through mergers, sales, etc. of the portfolio companies.

Other general and administrative expenses decreased from $229,890 for the first nine months of 2003 to $33,273 for the same period of 2004. This decrease is primarily the result of amortization expense of $194,987 in 2003 to write off the remaining deferred financing costs.

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

As of September 30, 2004, total assets and liabilities of the Trust are $9,437,055 and $13,658,530, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.




The change in unrealized and realized gains and losses is summarized in the following table:

                                   Three Months Ending September 30             Nine Months Ending September 30
                                        2004              2003                      2004              2003
                                        ----              ----                      ----              ----
     EDmin.com                      $         -0-    $      11,065              $      23,401    $      32,472
     Futuremed Interventional                 -0-        1,694,694                        -0-        1,694,694
     Hicklin Engineering, L.C.                -0-        (137,431)                        -0-              -0-
     Media Sciences International          56,752           72,792                    651,728           61,846
                                    -------------    -------------              -------------    -------------
     Unrealized gain                $      56,752    $   1,641,120              $     675,129    $   1,789,012
                                    =============    =============              =============    =============

     Futuremed Interventional       $         -0-    $         -0-              $         -0-    $      35,924
     Hicklin Engineering, L.C.                -0-          137,431                        -0-          137,431
                                    -------------    -------------              -------------    -------------
     Realized gain                  $         -0-    $     137,431              $         -0-    $     173,355
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

As of September 30, 2004, total assets and liabilities of the Trust are $9,437,055 and $13,658,530, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The effect of interest rate fluctuations and inflation on the current Trust investments is negligible.

                                       13

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

As of September 30, 2004, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At September 30, 2004, the amount at risk was $9,092,381 and consisted of the following:

                                                 Cost               Valuation
                                                 ----               ---------
     Debt securities and loans              $   3,154,813         $   1,786,835
     Preferred stocks                           1,050,515             1,705,180
     Common stocks                              2,934,286             3,056,797
     Warrants and options to purchase
      common stock                                259,058             2,543,569
                                            -------------         -------------
     Total loans and investments            $   7,398,672         $   9,092,381
                                            =============         =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. As interest rates have not changed substantially since that time, the carrying value of the loan to the SBA approximates its fair value.

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

Changes in Internal Controls
No changes occurred since the quarter ended June 30, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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




                                            BERTHEL GROWTH & INCOME TRUST I
                                                   (Registrant)



Date:    November 9, 2004                   /s/  Ronald O. Brendengen
         ----------------                   -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date:    November 9, 2004                   /s/  Daniel P. Wegmann
         ----------------                   -----------------------------------
                                                 Daniel P. Wegmann, Controller


Date:    November 9, 2004                   /s/  Henry Royer
         ----------------                   -----------------------------------
                                                 Henry Royer,
                                                 Executive Vice President