Form 10-K
period 2004-12-31
BERTHEL GROWTH & INCOME TRUST I
filed 2005-03-22
CIK 937969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2004

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

As of June 30, 2004, 10,541 Shares of Beneficial Interest were issued and outstanding with an aggregate market value of $-0- at that time. As of January 26, 2005, 10,541 Shares of Beneficial Interest were issued and outstanding.

                            EXHIBIT INDEX AT PAGE 32

                         BERTHEL GROWTH & INCOME TRUST I
                          2004 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.         Business.................................................      3
Item 2.         Properties...............................................      4
Item 3.         Legal Proceedings........................................      4
Item 4.         Submission of Matters to a Vote of Shareholders..........      4


                                     PART II

Item 5.         Market for the Registrant's Common Equity
                and Related Shareholder Matters..........................      4
Item 6.         Selected Financial Data..................................      5
Item 7.         Management's Discussion and Analysis
                of Financial Condition and Results of Operations.........      5
Item 7A.        Quantitative and Qualitative Disclosure About Market
                  Risk...................................................     10
Item 8.         Financial Statements and Supplementary Data..............     10
Item 9.         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure...................     25
Item 9A.        Controls and Procedures..................................     25


                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.......     26
Item 11.        Executive Compensation...................................     28
Item 12.        Security Ownership of Certain Beneficial Owners and
                  Management.............................................     29
Item 13.        Certain Relationships and Related Transactions...........     29
Item 14.        Principal Accountant Fees and Services...................     29


                                     PART IV

Item 15.        Exhibits and Financial Statement Schedules...............     30
                Signatures...............................................     31
                Exhibit Index............................................     32

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

During the years ended December 31, 2004 and 2003, the Trust continues to have a deficiency in net assets, as well as net investment losses and negative cash flow from operations during the year ended December 31, 2002. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.



As of December 31, 2004, total assets and liabilities of the Trust are $8,449,498 and $13,701,880, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

                                                                              Number of Shares of
                                           Number of Shareholders             Beneficial Interest
         Title of Class                      at January 26, 2005             at January 26, 2005
         ----------------------------------------------------------------------------------------
         Shares of Beneficial Interest               881                            10,541

The Trust accrued an underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June
21, 1997, the final closing. Shareholders were paid $250,000 in July 1996 and $493,897 in July 1997, leaving $522,791 of the underwriting return remaining to be paid. There remains to be paid $3,610, which represents interest earned by the Trust on the investor's funds held in escrow through the initial closing.
Since the final closing, a priority return at 8% simple interest has been accrued. The earned priority return amounted to $845,590, $843,280, $843,280, $843,280, and $845,590 in 2000, 2001, 2002, 2003, and 2004, respectively. No priority return distributions have been paid since 1999. Priority return distributions payable at December 31 of each year were $1,768,858, $2,612,138, $3,455,418, $4,298,698, and $5,144,288 for 2000, 2001, 2002, 2003, and 2004
respectively.

                                       4



The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2004. Distributions from the SBIC to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At
December 31, 2004, the SBIC had a deficit of "earnings available for distribution" in the amount of $9,023,988 and, accordingly, no distributable cash.


Item 6.  Selected Financial Data
         -----------------------
                                                                Year Ended December 31
                                       ----------------------------------------------------------------------------
                                     2004            2003               2002            2001                2000
-------------------------------------------------------------------------------------------------------------------
Total assets                   $   8,449,498     $   8,968,700    $    9,558,093    $  11,478,789    $   13,692,384
Debentures payable                 7,426,919         7,709,172         9,500,000        9,500,000         9,500,000
Net increase (decrease) in
 net assets                         (611,176)        1,302,461        (1,907,247)      (2,126,852)       (3,773,281)
Unrealized gain (loss)
 on investments                        3,773         1,916,997         1,682,463       (1,157,960)       (3,483,551)
Realized gain (loss)
 on investments                          -0-           173,355        (2,978,023)        (486,372)              -0-
Net increase (decrease) in
 net assets per beneficial share      (57.98)           123.56           (180.94)         (201.78)          (357.96)
Distributions per beneficial share       -0-               -0-               -0-              -0-               -0-

The above selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------
Critical Accounting Policy
The Trust's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjection decisions and assessments, management has identified it most critical accounting policy to be that related to the valuation of loans and investments.
The Trust's valuation of loans and investments incorporates a variety of risk considerations, both quantitative and qualitative in establishing a valuation of loans and investments that management believes is appropriate at each reporting date. Quantitative factors for the valuation of loans and investments include the Trust's cost of the investment, terms and liquidity of the warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market prices of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of the investments. Quantitative factors also incorporate known information about individual loans and investments.
Qualitative factors include the general economic environment in the
Partnership's markets, including economic conditions throughout the Midwest and in particular the state of certain industries. Management may report a materially different amount for the provision for loan and lease losses in the statement of operations to change the valuation of loans and investments if its assessment of the above factors were different. Although

                                       5

management believes the valuation of loans and investments as of both December 31, 2004 and 2003 were adequate, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income for the past three years is summarized as follows:

                                    2004           2003          2002
                                    ----           ----          ----
     Portfolio investments       $  254,567     $  370,740    $  513,720
     Money market                     2,901         14,863        25,180
                                 ----------     ----------    ----------
     Interest income             $  257,468     $  385,603    $  538,900
                                 ==========     ==========    ==========

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. Dividend income was $93,434 in 2004, $142,356 in 2003, and $152,095 in
2002, reflecting dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $227,834 in 2004, $228,541 in 2003, and $263,906 in 2002. The decrease is a result of the lower investment base. Management fees are accrued and payable to the Trust Advisor, in accordance with the management agreement.

Trustee fees represent compensation for services rendered to the Trust. Each Independent Trustee is paid $1,000 per month plus $1,000 per board meeting attended, up to a maximum of $24,000 in meeting fees per year.

Professional fees were $95,571, $86,977, and $98,894 in 2004, 2003, and 2002, respectively, and include legal, accounting, and other expenses. The other expenses is the accrual of fees, which have been paid by the Trust Advisor, for an investment banking firm to assist in the process of liquidating the SBIC's portfolio, with the goal of maximizing values through mergers, sales, etc. of the portfolio companies.

Other general and administrative expenses were $46,795 in 2004, $243,738 in 2003, and $81,568 in 2002. The increase in 2003 is primarily the result of amortization expense of $194,987 to write off the remaining deferred financing costs.

In accordance with the SBA loan agreement, discussed in more detail below, the Trust continues to accrue the management fees, but is not paying them. Management fees payable to the Trust Advisor are $304,474 as of December 31, 2004. The Trust does not have sufficient cash available to pay the trustee fees. Fees payable to the trustees were $42,000 as of December 31, 2004.

Interest expense is on debentures payable to the SBA and was $572,585 in 2004, $730,356 in 2003, and $794,025 in 2002. The Trust issued debentures totalling $9,500,000 for which the SBA has demanded repayment; this debt was refinanced during 2003, as described in the following paragraph.

During the years ended December 31, 2004 and 2003, the Trust continues to have a deficiency in net assets, as well as net investment losses and negative cash flow from operations during the year ended December 31, 2002. In addition, the



SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On
September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of December 31, 2004, total assets and liabilities of the Trust are $8,449,498 and $13,701,880, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The changes in unrealized gains and losses and the realized gains and losses on investments recognized during the previous three years are summarized in the following table:

Change in unrealized gains (losses):
------------------------------------
                                                2004                2003                2002
                                                ----                ----                ----
McLeodUSA, Inc.                           $            -0-    $           -0-     $       610,000
Object Space, Inc.                                     -0-                -0-             404,800
VoiceFlash Networks, Inc.                              -0-                -0-             784,704
Chequemate International                               -0-                -0-           (411,207)
Feed Management. Systems, Inc.                         -0-                -0-             204,913
EDmin.com                                        (631,264)             43,788              20,477
Media Sciences International                       635,037             12,545            (31,224)
Futuremed Interventional, Inc.                         -0-          1,694,694                 -0-
IMED Devices, Inc.                                     -0-            165,970             100,000
                                          ----------------    ---------------     ---------------
                                          $          3,773    $     1,916,997     $     1,682,463
                                          ================    ===============     ===============

Realized gains (losses):
------------------------
                                                2004                2003                2002
                                                ----                ----                ----
Futuremed Interventional, Inc.            $            -0-    $        35,924     $           -0-
Hicklin Engineering, LLC                               -0-            137,431                 -0-
McLeodUSA, Inc.                                        -0-                -0-            (609,363)
Object Space, Inc.                                     -0-                -0-            (404,800)
VoiceFlash Networks, Inc.                              -0-                -0-          (1,000,000)
Chequemate International                               -0-                -0-              26,140
ServeCore Business Solutions                           -0-                -0-            (990,000)
                                          ----------------    ---------------     ---------------
                                          $            -0-    $       173,355     $    (2,978,023)
                                          ================    ===============     ===============

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

                                       7



Investment Portfolio
The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust, through its Trust Advisor, directs its investment efforts to small and medium sized companies which, in the view of the Trust Advisor, provides opportunities for significant capital appreciation and prudent diversification of risk. The Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics. The Trust's investments at December 31, 2004, 2003, and 2002 are summarized by type of investment in the table below.

                                                            December 31, 2004
                                                            -----------------
                                                Cost                            Fair Value
                                            -------------                      -------------
Debt securities and loans                   $   2,770,079                      $   1,402,101
Preferred stocks                                1,094,007                          1,094,007
Warrants to purchase common stock                 259,058                          2,543,569
Common stocks                                   2,934,286                          3,040,105
                                            -------------                      -------------
                                            $   7,057,430                      $   8,079,782
                                            =============                      =============

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

                                       8

Liquidity and Capital Resources
Net cash from operating activities was a net source of cash of $293,500 in 2004 compared to a net source of cash of $913,981 in 2003. This decrease in cash flow is primarily due to the net changes in loans and investments. In 2004, the Trust had a net use of cash for financing activities of $282,253 relating to the payment of debt to the SBA.

During the years ended December 31, 2004 and 2003, the Trust continues to have a deficiency in net assets, as well as net investment losses and negative cash flow from operations during the year ended December 31, 2002. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

The loan agreement with the SBA is due as follows:

                   Maturity Date                      Amount
                   -------------                      ------
                   September 1, 2007                  $7,426,919

As of December 31, 2004, total assets and liabilities of the Trust are $8,449,498 and $13,701,880, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2004. Distributions from the SBIC to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. At December 31, 2004, the SBIC had a deficit of "earnings available for distribution" in the amount of $9,023,988 and, accordingly, no distributable cash.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Accrued underwriting and priority returns amounted to $5,670,689, $4,825,099, and $3,981,819 as of December 31, 2004, 2003, and 2002,
respectively. No distributions have been paid to beneficial owners of the Trust since 1999.

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

As of December 31, 2004, the portfolio is valued at fair value, as determined by the Trustees. In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees rely on financial data of the portfolio companies provided by the management of the portfolio companies.

The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At December 31, 2004, the amount at risk was $8,079,782 and consisted of the following:

                                            Cost                 Fair Value
                                        ------------            ------------
Debt securities and loans               $  2,770,079            $  1,402,101
Preferred stocks                           1,094,007               1,094,007
Warrants to purchase common stock            259,058               2,543,569
Common stocks                              2,934,286               3,040,105
                                        ------------            ------------
                                        $  7,057,430            $  8,079,782
                                        ============            ============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $7,426,919 as of December 31, 2004, which represents the fair value of the loan to the SBA.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The following financial statements and related information as of the years ended December 31, 2004, 2003 and 2002 are included in Item 8:

         Report of Independent Registered Public Accounting Firm
         Consolidated Statements of Assets and Liabilities
         Consolidated Statements of Operations
         Consolidated Statements of Changes in Net Assets (Liabilities) Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

McGLADREY & PULLEN
Certifiied Public Accountants


Report of Independent Registered Public Accounting Firm


To the Independent Trustees and Stockholders
Berthel Growth & Income Trust I
Marion, Iowa

We have audited the accompanying consolidated statements of assets and liabilities of Berthel Growth & Income Trust I and subsidiary ("Trust") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in net assets (liabilities) and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Berthel Growth & Income Trust I and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements for the years ended December 31, 2004 and 2003 have been prepared assuming that the Trust will continue as a going-concern. As discussed in Note 1 to the financial statements, the Trust continues to have a deficiency in net assets, as well as net losses and negative cash flow from operations. In addition, Berthel SBIC, LLC, a wholly owned subsidiary of the Trust, has agreed to liquidate its portfolio assets in order to pay its indebtedness to the United States Small Business Administration. These events raise substantial doubt about the Trust's ability to continue as a going-concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the investment securities included in the financial statements have been valued by the Independent Trustees ("Trustees") using valuation criteria applicable to the licensee. These criteria were established in accordance with Section 310(d)(2) of the Small Business Investment Act of 1958, as amended, and 13 CFR 107.503(e)(2) of the SBA regulations. Such investment securities have been valued at $8,079,782 (96% of assets) and $8,654,855 (97% of assets) as of December 31, 2004 and 2003, respectively, whose values have been estimated by the Trustees in the absence of readily ascertainable market values. We have reviewed the procedures used by the Trustees in preparing the valuations of investment securities and have inspected the underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, in the case of those securities with no readily ascertainable market value, because of the inherent uncertainty of the valuation, the Trustees' estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

                                            /s/  McGladrey & Pullen, LLP
                                            -----------------------------------
                                                 McGladrey & Pullen, LLP

Cedar Rapids, Iowa
January 24, 2005

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Independent Trustees and Shareholders of
Berthel Growth & Income Trust I

We have audited the accompanying consolidated statements of operations, changes in net liabilities, and cash flows of Berthel Growth & Income Trust I and subsidiary (the "Trust") for the year ended December 31, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of The Trust for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



/s/  Deloitte & Touche, LLP
-----------------------------
     Deloitte & Touche, LLP


Cedar Rapids, Iowa
March 15, 2003



Berthel Growth & Income Trust I

Consolidated Statements of Assets and Liabilities
December 31, 2004 And 2003


Assets (Note 6)                                                              2004            2003
-----------------------------------------------------------------------------------------------------
Loans and investments (cost 2004 $7,057,430;
  2003 $7,636,276) (Notes 2, 4 and 8)                                    $  8,079,782    $  8,654,855
Cash and cash equivalents                                                     259,533         248,286
Interest and dividends receivable, net of allowance for
  doubtful accounts (Note 2)                                                  110,183          65,559
                                                                         ------------    ------------
                                                                         $  8,449,498    $  8,968,700
                                                                         ============    ============



Liabilities and Net Assets (Liabilities)
-----------------------------------------------------------------------------------------------------
Liabilities:
  Accrued interest payable                                               $     97,014    $     70,176
  Accounts payable and other accrued expenses                                  87,519          66,319
  Due to affiliate (Notes 3 and 4)                                            418,906          87,717
  Deferred income                                                                 833           5,833
  Distributions payable to stockholders (Note 5)                            5,670,689       4,825,099
  Note payable (Note 6)                                                     7,426,919       7,709,172
                                                                         ------------    ------------
                                                                           13,701,880      12,764,316
                                                                         ------------    ------------

Net Assets (Liabilities), equivalent to $(498.28) per share in 2004;
  $(360.08) per share in 2003:
  Shares of beneficial interest, net of syndication costs of $1,507,237;
    25,000 shares authorized, 10,541 shares issued and
    outstanding in 2004 and 2003                                           (1,053,694)        406,845
  Accumulated net realized losses                                          (5,221,040)     (5,221,040)
  Accumulated net unrealized gains (losses)                                 1,022,352       1,018,579
                                                                         ------------    ------------
                                                                           (5,252,382)     (3,795,616)
                                                                         ------------    ------------
                                                                         $  8,449,498    $  8,968,700
                                                                         ============    ============


See Notes to Consolidated Financial Statements

                                                   13



Berthel Growth & Income Trust I

Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002

                                                        2004           2003           2002
---------------------------------------------------------------------------------------------
Revenue:
 Interest income                                    $   257,468    $   385,603    $   538,900
 Dividend income                                         93,434        142,356        152,095
 Application, closing and other fees                      5,000          7,592          8,111
                                                    -----------    -----------    -----------
     Total revenue                                      355,902        535,551        699,106
                                                    -----------    -----------    -----------

Expenses:
 Management fees (Note 4)                               227,834        228,541        263,906
 Administrative services (Note 4)                         4,066          9,830         38,400
 Trustee fees                                            24,000         24,000         34,000
 Professional fees                                       95,571         86,977         98,894
 Interest expense (Notes 3 and 6)                       572,585        730,356        794,025
 Other general and administrative expenses               46,795        243,738         81,568
                                                    -----------    -----------    -----------
     Total expenses                                     970,851      1,323,442      1,310,793
                                                    -----------    -----------    -----------

     Net investment (loss)                             (614,949)      (787,891)      (611,687)
                                                    -----------    -----------    -----------

Change in unrealized gain on investments (Note 2)         3,773      1,916,997      1,682,463

Realized gain (loss) on investments (Note 2)               --          173,355     (2,978,023)
                                                    -----------    -----------    -----------
     Net gain (loss) on investments                       3,773      2,090,352     (1,295,560)
                                                    -----------    -----------    -----------

     Net increase (decrease) in net assets          $  (611,176)   $ 1,302,461    $(1,907,247)
                                                    ===========    ===========    ===========

Per beneficial share data:
 Revenue                                            $     33.76    $     50.80    $     66.32
 Expenses                                                (92.10)       (125.55)       (124.35)
                                                    -----------    -----------    -----------
     Net investment (loss)                               (58.34)        (74.75)        (58.03)
                                                    -----------    -----------    -----------

Change in unrealized gain on investments                   0.36         181.86         159.61
Realized gain (loss) on investments                        --            16.45        (282.52)
                                                    -----------    -----------    -----------
     Net gain (loss) on investments                        0.36         198.31        (122.91)
                                                    -----------    -----------    -----------

     Net increase (decrease) in net assets          $    (57.98)   $    123.56    $   (180.94)
                                                    ===========    ===========    ===========

Weighted average shares                                  10,541         10,541         10,541
                                                    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

                                              14



Berthel Growth & Income Trust I

Consolidated Statements of Changes in Net Assets (Liabilities)
Years Ended December 31, 2004 2003 and 2002



                                        Shares of Beneficial Interest   Accumulated   Accumulated     Total Net
                                          -------------------------    Net Realized  Net Unrealized    Assets
                                             Shares        Amount        (Losses)    Gains (Losses) (Liabilities)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                     10,541   $ 3,492,983    $(2,416,372)   $(2,580,881)   $(1,504,270)
  Net investment (loss)                          --        (611,687)          --             --         (611,687)
  Unrealized gain on investments                 --            --             --        1,682,463      1,682,463
  Realized (loss) on investments                 --            --       (2,978,023)          --       (2,978,023)
  Distributions payable to stockholders
    ($80 per beneficial share)                   --        (843,280)          --             --         (843,280)
                                          -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2002                     10,541     2,038,016     (5,394,395)      (898,418)    (4,254,797)
  Net investment (loss)                          --        (787,891)          --             --         (787,891)
  Unrealized gain on investments                 --            --             --        1,916,997      1,916,997
  Realized gain on investments                   --            --          173,355           --          173,355
  Distributions payable to stockholders
    ($80 per beneficial share)                   --        (843,280)          --             --         (843,280)
                                          -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2003                     10,541       406,845     (5,221,040)     1,018,579     (3,795,616)
  Net investment (loss)                          --        (614,949)          --             --         (614,949)
  Unrealized gain on investments                 --            --             --            3,773          3,773
  Realized gain on investments                   --            --             --             --             --
  Distributions payable to stockholders          --
    ($80 per beneficial share)                   --        (845,590)          --             --         (845,590)
                                          -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2004                     10,541   $(1,053,694)   $(5,221,040)   $ 1,022,352    $(5,252,382)
                                          ===========   ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.


                                                        15



Berthel Growth & Income Trust I

Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

                                                               2004           2003           2002
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net increase (decrease) in net assets                    $  (611,176)   $ 1,302,461    $(1,907,247)
  Adjustments to reconcile net increase (decrease)
    in net assets to net cash provided by (used in)
    operating activities:
    Amortization of deferred financing costs                      --          198,336         41,090
    Accretion of discount on debt securities                   (21,062)       (29,615)       (41,590)
    Change in unrealized loss (gain) on investments             (3,773)    (1,916,997)    (1,682,463)
    Realized loss (gain) on investments                           --         (173,355)     2,978,023
    Changes in operating assets and liabilities:
      Loans and investments                                    599,908      1,624,145         70,693
      Interest and dividends receivable                        (44,624)        10,032         47,059
      Other receivables                                           --             --            1,631
      Accrued interest payable                                  26,838       (197,152)          --
      Accounts payable and other accrued expenses               21,200         19,002         (5,139)
      Due to affiliate                                         331,189         84,717           (200)
      Deferred income                                           (5,000)        (7,593)        (8,111)
                                                           -----------    -----------    -----------
         Net cash provided by (used in)
         operating activities                                  293,500        913,981       (506,254)
                                                           -----------    -----------    -----------

Cash Flows (Used In) Financing Activities,
  payment of note payable                                     (282,253)    (1,790,828)          --
                                                           -----------    -----------    -----------

         Net increase (decrease) in cash and
         cash equivalents                                       11,247       (876,847)      (506,254)

Cash and cash equivalents:
  Beginning                                                    248,286      1,125,133      1,631,387
                                                           -----------    -----------    -----------
  Ending                                                   $   259,533    $   248,286    $ 1,125,133
                                                           ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information,
  cash paid for interest                                   $   545,747    $   927,508    $   794,025

Supplemental Disclosure of Noncash Financing Activities,
  distributions payable to stockholders                        845,590        843,280        843,280



See Notes to Consolidated Financial Statements.

                                                 16

Berthel Growth & Income Trust 1

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.  Organization and Significant Accounting Policies


Organization:

   Berthel Growth & Income Trust I (the "Trust") is registered under the Investment Company Act of 1940, as amended, as a nondiversified, closed-end management investment company electing status as a business development company. The Trust was formed on February 10, 1995 under the laws of the State of Delaware and received approval from the Securities and Exchange Commission to begin offering shares of beneficial interest (the "Shares") effective June 21, 1995. The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small-and medium-sized privately and publicly owned companies. Securities to be purchased will consist primarily of subordinated debt, common stock or preferred stock, combined with equity participation in common stock or rights to acquire common stock. The Trust offered a minimum of 1,500 shares and a maximum of 50,000 shares at an offering price of $1,000 per share. The minimum offering of 1,500 shares sold was reached on August 30, 1995. The offering period expired June 21, 1997.

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

   Going-concern considerations: During the years ended December 31, 2004 and 2003, the Trust continues to have a deficiency in net assets, as well as net investment losses and negative cash flow from operations for the year ended December 31, 2002. In addition, the SBIC was in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the Small Business Administration advising that the SBIC must cure its default on the outstanding debentures prior to March 22, 2002. Since March 2002, the capital impairment violation has not been cured.

   On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The note payable is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of operating expenses that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

Berthel Growth & Income Trust 1

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.  Organization and Significant Accounting Policies (Continued)


   The assets and liabilities of the SBIC are $8,439,417 and $7,901,197, respectively. These factors may raise substantial doubt about the ability of the Trust to continue as a going-concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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



Berthel Growth & Income Trust 1

Notes to Consolidated Financial Statements
----------------------------------------------------------------------------------------------------------------------------------


Note 2.  Loans and Investments

                                                                                                             Valuation
                                                                                                           -----------------
             Company                                          Security                                  2004               2003
----------------------------------------------------------------------------------------------------------------------------------
Communications and Software:

EDmin.com, Inc.                              249,835 and 228,562 shares of 9% Cumulative
---------------                              Redeemable Convertible Series A Preferred Stock a
Provider of internet-based software          of December 31, 2004 and 2003, respectively; call
product technology planning and systems      options beginning May 2004; unrealized gain (loss
integration to educational institutions      of $(586,264) in 2004 and $43,788 in 2003 based on
                                             air market value; cost $927,340 (at December 31,
                                             2004).                                                 $   927,340        $ 1,428,513


                                             Warrant to purchase 20,000 common shares at $4 per
                                             share expiring December 2004, unrealized loss of
                                             $(45,000) recognized in 2004 due to operations of
                                             the company, cost $0. *                                       --               45,000


Media Sciences International, Inc.           Warrants and options to purchase 118,000 common
----------------------------------           shares at prices ranging from $.65 to $3.75 per
(Formerly Cadapult Graphic Systems, Inc.)    share, expiring beginning March 2005, cost $0. *              --                 --
----------------------------------------
Provider of computer graphic systems,
peripherals, supplies and services to
visual communicators and graphics            1,112,797 shares of common stock; unrealized gain
professionals                                of $635,037 in 2004 and unrealized gain of $12,545
                                             in 2003 due to market conditions, cost basis
                                             $1,012,777 (at December 31, 2004). *                     1,629,135            994,098
                                                                                                    -----------        -----------
Total communications and software (32% and 29% of total loans and investments as of
  December 31, 2004 and 2003, respectively)                                                           2,556,475          2,467,611
                                                                                                    -----------        -----------


Health Care Products and Services:
Physicians Total Care, Inc.                  10% uncollateralized note due on demand, cost $807,795*       --                 --
---------------------------
Provider of Prescrition medication           Warrants to purchase 350,000 common shares at
systems to physicians' offices for           $.035 to $5 per share (upon the occurrence of a
point-of care dispensing to patients         specified event, 210,000 shares have an exercise              --                 --
                                             price of $1 per share), expiring September 2006
                                             with put options beginning October 2004 and
                                             terminating upon the occurrence of a specified
                                             event, cost $0*.

                                             700 shares of common stock, cost $4,000 (at December
                                             31, 2003).*                                                   --                 --

Inter-Med, Inc.
---------------
Manufacturer and Importer of products        2,491.3031 common shares; put options beginning
for U.S. dental Market                       May 2006 and call options beginning May 2007, both
                                             expiring upon the occurrence of a specified event,
                                             cost $672,279. *                                           672,279            672,279

                                             12% promissory note, $150,000, due July 2005,
                                             $50,000 due July 2006, cost $196,792 (at December
                                             31, 2004).                                                 196,792            192,333
                                                                                                    -----------        -----------
                                                               Subtotal forward                     $   869,071        $   864,612

                                                                19



Berthel Growth & Income Trust 1

Notes to Consolidated Financial Statements
----------------------------------------------------------------------------------------------------------------------------------


Note 2.  Loans and Investments (Continued)

                                                                                                             Valuation
                                                                                                           -----------------
             Company                                          Security                                  2004               2003
----------------------------------------------------------------------------------------------------------------------------------

                                                               Subtotal forward                     $   869,071        $   864,612

Futuremed Interventional, Inc.               Warrants to purchase 383,111 shares of common
------------------------------               stock at $.01 per share, expiring February 2007
Medical device manufacturer                  with put options beginning February 2005 or upon
                                             the occurrence of a specified event, unrealized
                                             gain of $1,694,694 in 2003 based on operating
                                             results, cost $102,640. *                                2,460,000          2,460,000

                                             1,899,783 shares of IMED common stock (a Futuremed
                                             affiliate); unrealized gains of $165,970 in 2003
                                             and $100,000 in 2002 based on operating results,
                                             cost $0. *                                                 265,970            265,970
                                                                                                    -----------        -----------
Total health care products and services (44% and 41% of total loans and investments as of
  December 31, 2004 and 2003, respectively)                                                           3,595,041          3,590,582
                                                                                                    -----------        -----------

Manufacturing:
Feed Management Systems                      435,590 shares of Feed Management Systems common stock,
-----------------------                      converted from Easy Systems Series B Cumulative
(Formerly Easy Systems, Inc.)                Redeemable Preferred Stock and 11% unsecured
-----------------------------                subordinated debenture, unrealized gain of $204,914 in
Provides control systems and proprietary     2002 due to operations of the company, cost $1,077,422.
software primarily for the agricultural      *                                                          304,913            304,913

The Schebler Company                         13% subordinated note due March 2005, cost $166,118
--------------------                         (at December 31, 2004).                                    166,118            163,927
Manufacturer of industrial equipment

                                             Warrants to purchase 1.66% of common shares at $.01 per
                                             share, with put options beginning January 2007 and
                                             ending January 2022 or upon the occurrence of a
                                             specified event, cost $11,504. *                            11,504             11,504

                                             166,666 shares of 10% convertible cumulative
                                             preferred stock, with put options beginning
                                             January 2007 and ending January 2022 or upon the
                                             occurrence of a specified event, cost $166,667.            166,667            166,667

                                             166,666 shares of common stock, with put options
                                             beginning January 2007 and ending January 2022 or
                                             upon the occurrence of a specified event, cost
                                             $166,667. *                                                166,667            166,667
                                                                                                    -----------        -----------
                                                               Subtotal forward                     $   815,869        $   813,678

                                                                20



Berthel Growth & Income Trust 1

Notes to Consolidated Financial Statements
----------------------------------------------------------------------------------------------------------------------------------


Note 2.  Loans and Investments (Continued)

                                                                                                             Valuation
                                                                                                           -----------------
             Company                                          Security                                  2004               2003
----------------------------------------------------------------------------------------------------------------------------------

                                                               Subtotal forwarded                   $   815,869        $   813,678
Childs & Albert
---------------
Racing engine component manufacturer         12.5% promissory note due October 2005, cost $789,191
                                             (at December 31, 2004).                                    789,191            744,776

                                             Warrants to purchase 833.334 shares of common
                                             stock at $10 pe share expiring September 2010; put
                                             and call options beginning September 2005 and
                                             ending September 2008, subject to the occurrence
                                             of specified events, cost $72,065. *                        72,065             72,065
                                                                                                    -----------        -----------
Total maunfacturing (21% and 19% of total loans and investments as of
  December 31, 2004 and 2003, respectively)                                                           1,677,125          1,660,521
                                                                                                    -----------        -----------

Other Service industries:
Kinseth Hospitality Company, Inc.            15% secured note receivable due March 2007, cost
---------------------------------            $250,000.                                                  250,000            250,000
Hotel and restaurant industries

International Pacific Seafoods, Inc.         12% subordinated note, $585,000 and $195,000 repaid in
------------------------------------         2004 and 2003, respectively.                                  --              685,000
Provider of seafood and supplemental
products to wholesale, retail and food
service industry                             1,501 shares of common stock, cost $1,141.*                  1,141              1,141

Pickman's Development Company                12% prommissory notes due Aprial 2005 to March 2006,
-----------------------------                cost $547,663.*                                               --                 --
Food service franchise development
company                                      12% promissory notes due on demand, cost $12,520.*            --                 --

                                             Warrants to purchase 1,829,350 shares of common
                                             stock at $.01 per share, expiring April 2010 to
                                             March 2011; put options beginning April 2006 and
                                             call options beginning April 2005, cost $72,849. *            --                 --
                                                                                                    -----------        -----------
Total other service industries (3% and 11% of total loans and investments of
  December 31, 2004 and 2003, respectively)                                                             251,141            936,141
                                                                                                    -----------        -----------

Total loans and investments                                                                         $ 8,079,782        $ 8,654,855
                                                                                                    ===========        ===========

* Non-income producing investment

                                                                21

Berthel Growth & Income Trust 1

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 3.  Due to Affiliates

Due to affiliates is comprised of the following as of December 31, 2004 and 2003:

                                                              2004        2003
                                                            --------------------

  Accrued management fees                                   $304,474    $ 76,640
  Note payable to Trust Advisor (non-interest bearing)        10,000        --
  Other amounts due Trust Advisor                            104,432      11,077
                                                            --------    --------
       Due to affiliates                                    $418,906    $ 87,717
                                                            ========    ========

Note 4.  Related Party Transactions


The Trust has entered into a management agreement with the Trust Advisor that provides for incentive compensation to the Trust Advisor based on the capital appreciation of the Trust's investments. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the combined temporary investment in money market securities and loans and investments of the Trust. The management fee is paid quarterly, in arrears, and is determined by reference to the value of the assets of the Trust as of the first day of that quarter. Management fees incurred during the years ended December 31, 2004, 2003 and 2002 relating to this agreement aggregated $227,834, $228,541 and $263,906, respectively. As part of the loan agreement with the SBA, these expenses can continue to be accrued, but cannot be paid until the SBA loan is paid in full.

In addition, the Trust pays a fee for administration of stockholder accounts and other administrative services. During each of the years ended December 31, 2004, 2003 and 2002, administrative fees totaling $4,066, $9,830 and $38,400, respectively, were paid to the Trust Advisor.


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

Berthel Growth & Income Trust 1

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 5.  Distributions Payable to Stockholders (Continued)


The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within 60 days of the end of each quarter. SBA regulations govern the amount of the SBIC's income available for distributions. As of December 31, 2004 and 2003, no amounts were available for distribution within the SBIC under the SBA regulations. The distributions payable balance comprises the following:


                                       Underwriting     Priority
                                          Return         Return          Total
                                        ----------------------------------------

Balance, December 31, 2002              $  526,401     $3,455,418     $3,981,819
  Distributions earned                        --          843,280        843,280
                                        ----------     ----------     ----------
Balance, December 31, 2003                 526,401      4,298,698      4,825,099
  Distributions earned                        --          845,590        845,590
                                        ----------     ----------     ----------
Balance, December 31, 2004              $  526,401     $5,144,288     $5,670,689
                                        ==========     ==========     ==========

Note 6.  Note Payable

The SBIC issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC was required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement ("Agreement") with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2004, $7,426,919 is outstanding under the loan agreement. The note payable is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.


Note 7.  Federal Income Taxes


The Trust has received an opinion from counsel that it will be treated as a partnership for federal income tax purposes. As such, under present income tax laws, no income taxes will be reflected in these financial statements as taxable income or loss of the Trust is included in the income tax returns of the investors.



Berthel Growth & Income Trust 1

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 8.  Financial Highlight Information


In accordance with newly issued financial reporting requirements applicable to investment companies including funds that are exempt from registration requirements, the Trust was required to disclose certain financial highlight information.

Due to the net liability position of the Trust as of December 31, 2004, the negative ratios do not represent meaningful data and will, therefore, be excluded from disclosure in the footnotes.


Note 9.  Quarterly Financial Information (Unaudited)



                                           First          Second         Third          Fourth         Total
                                        -----------------------------------------------------------------------
                                                                          2004
                                        -----------------------------------------------------------------------
Total revenue                           $    94,294    $    91,621    $    64,926    $   105,061    $   355,902
Net investment (loss)                      (140,402)      (165,772)      (161,777)      (146,998)      (614,949)
Unrealized gain on investments               29,374        589,003         56,752       (671,356)         3,773
Net increase (decrease) in net assets      (111,028)       423,231       (105,025)      (818,354)      (611,176)
Increase (decrease) in net assets
 per beneficial share                   $    (10.53)   $     40.15    $     (9.96)   $    (77.64)   $    (57.98)



                                                                          2003
                                        -----------------------------------------------------------------------

Total revenue                           $   185,612    $   136,503    $   116,186    $    97,250    $   535,551
Net investment (loss)                      (293,222)      (161,453)      (178,144)      (155,072)      (787,891)
Unrealized gain on investments               11,369        136,523      1,641,120        127,985      1,916,997
Realized gain on investments                   --           35,924        137,431           --          173,355
Net increase (decrease) in net assets      (281,853)        10,994      1,600,407        (27,087)     1,302,461
Increase (decrease) in net assets
 per beneficial share                   $    (26.74)   $      1.04    $    151.83    $     (2.57)   $    123.56


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

The report of Deloitte on the Trust's consolidated financial statements for the fiscal year ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles other than disclosed in Note 1 of the financial statements. In connection with its audits for the fiscal year ended December 31, 2002 and the subsequent interim accounting period preceding the Trust's notification to Deloitte of its intention to dismiss such firm, there have been no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Deloitte, would have caused such firm to make reference to the subject matter of the disagreement(s) in connection with this report.

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

Changes in Internal Controls
No changes occurred since the quarter ended September 30, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Henry T. Madden (age 75) - Mr. Madden is an Independent Trustee of the Trust. He was awarded a B.S.M.E. from the University of Notre Dame in 1951 and an M.B.A. from the University of Pittsburgh in 1966. He began his career as an Industrial Engineer, then Quality Control Manager in Technical Ceramics for 3M Company in Chattanooga, Tennessee. He became Manager of Production Engineering, then Manager for a 1,500 employee, $50 million in sales Allis-Chalmers Plant, manufacturing power and distribution transformers in Pittsburgh, Pennsylvania. In 1966, he became General Plant Manager of the Allis-Chalmers, Cedar Rapids, Iowa Plant manufacturing construction machinery. In 1969, Mr. Madden became Division Manager for Hydraulic Truck Cranes for Harnischfeger Corporation. In 1975 Mr. Madden became President, Harnischfeger GMBH in Dortmund, West Germany, a joint venture with August Thyssen A.G. of West Germany, manufacturing truck cranes, creating a 100 million deutsche mark business. He also served as Managing Director for Harnischfeger International Corporation for Europe, East Europe, and North and West Africa, responsible for all product sales in those areas. In 1981, Mr. Madden became a consultant to and assumed the responsibilities of General Manager of Oak Hill Engineering Inc., in Cedar Rapids, Iowa, a manufacturer of wire harnesses. In 1983, he started a company, Enertrac Inc., designing, manufacturing and marketing communications systems. Mr. Madden financed Enertrac Inc. through an initial public offering and merged it into another company in 1986. Mr. Madden organized the Institute for Entrepreneurial Management in the University of Iowa College of Business Administration in 1986, advising potential and new entrepreneurs and teaching courses on entrepreneurship in the MBA program, along with courses in Corporate Strategy in the Executive MBA and MBA programs. Mr. Madden has been consulting with developmental stage companies since 1981.

     Mary Quass (age 55) - Ms. Quass was elected as an Independent Trustee, effective February 5, 1999. She received a BA Degree from the University of Northern Iowa in 1972. In 1981, she was appointed General Sales Manager of KSO and later in 1982 became Vice President and General Manager of KHAK AM/FM. In 1988, Ms. Quass formed Quass Broadcasting Company, Inc., which merged with CapStar Broadcasting Partners to form Central Star Communications, Inc. in 1998. She held the position of President of Quass Broadcasting until 1998. Upon the merger, Quass served as President and CEO of Central Star Communications. In 1999 Central Star/Capstar Partners merged with Chancellor Media to form AMFM, Inc. and Quass continued to serve as CEO and President of Central Star Communications under AMFM until she left the company in early 2000. Quass formed a LLC to acquire businesses and provide consulting services. In 2002 she formed NewRadio Group, LLC which owns and operates radio stations.

Executive Officers and Directors of the Trust Advisor:
------------------------------------------------------
     Thomas J. Berthel (age 53) - Mr. Berthel was elected President of the Trust Advisor in August, 2001, and also serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as Chief Executive Officer of Berthel Fisher and Financial Services. He has held these positions since 1985. Until June, 1993, Mr. Berthel served as President of the Financial Services. From 1993 until the present he has served as Chief Executive Officer and as a Director of the Financial Services. Mr. Berthel is also President and a Director of various other subsidiaries of Berthel Fisher that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He serves as the Chairman of the Board of Amana Colonies Golf Course, Inc., and, served on the Board of Directors of Intellicall, Inc., an advanced telecommunications technologies company in Carrollton, Texas, from November, 1995 to December, 1999. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa
     (1993).

     Henry Royer (Age 73) - Mr. Royer was elected Executive Vice President of the Trust Advisor in August, 2001. Mr. Royer was President of the Trust Advisor from July, 1999 to August, 2001. Mr. Royer served as an Independent Trustee of the Trust from its date of inception through February 5, 1999, when he resigned as Trustee. He graduated in 1953 from Colorado College with a B.A. in Money and Banking. From 1950 until 1962, Mr. Royer was employed for four years by Pillsbury Mills and for four years by Peavey Company as a grain merchandiser. From 1962 through 1965 he was employed as Treasurer and served on the Board of Lehigh Sewer Pipe and Tile. Mr. Royer joined First National Bank of Duluth in 1965, where he served in various capacities, including Assistant Cashier, Assistant Vice President, Assistant Manager of the Commercial Loan Department and Senior Vice President in Charge of Loans. When he left the bank in 1983 he was serving as Executive Vice President/Loans. He then joined The Merchants National Bank of Cedar Rapids (currently Firstar Bank Cedar Rapids, N.A.) where he served as Chairman and President until August, 1994. Mr. Royer served as the President and Chief Executive Officer of River City Bank, Sacramento, California from September 1994 through December 31, 1997.

     Ronald O. Brendengen (Age 50) - Mr. Brendengen is the Chief Operating Officer, Chief Financial Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher. He was elected Secretary and Chief Financial Officer in 1994, and Chief Operating Officer in January 1998, of Berthel Fisher & Company. He also serves as Chief Financial Officer, Treasurer and a Director of each subsidiary of Berthel Fisher. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa in 1978.

     Leslie D. Smith (Age 57) - Mr. Smith is a Director and the Secretary of the Trust Advisor. In 1994 Mr. Smith was named General Counsel of Berthel Fisher & Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990 Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. In that capacity, Mr. Smith performed all duties generally associated with the position of General Counsel. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc. in North Sioux City, South Dakota.



Item 11. Executive Compensation
         ----------------------
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant.


(A)                                           (B)            (C)               (C1)                 (C2)                (D)

                                                             Cash and                     Securities of property     Aggregate of
                                                      cash equivalent                         insurance benefits     contingent
Name of individual and                       Year            forms of                           or reimbursement     or forms
capacities in which served                   Ended       remuneration          Fees            personal benefits     of remuneration
------------------------------------------------------------------------------------------------------------------------------------
TJB Capital Management, Inc.                 2004            $0             $        0                     $0            $0
Corporate Trustee                            2003            $0             $        0                     $0            $0
                                             2002            $0             $        0                     $0            $0


Henry T. Madden                              2004            $0             $   12,000                     $0            $0
Independent Trustee                          2003            $0             $   12,000                     $0            $0
                                             2002            $0             $   17,000                     $0            $0


Mary Quass                                   2004            $0             $   12,000                     $0            $0
Independent Trustee                          2003            $0             $   12,000                     $0            $0
                                             2002            $0             $   17,000                     $0            $0

Berthel Fisher & Company Planning, Inc.      2004            $0             $  231,900                     $0            $0
Trust Advisor                                2003            $0             $  238,371                     $0            $0
                                             2002            $0             $  302,306                     $0            $0

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

Item 14. Principal Accountant Fees and Services
         --------------------------------------
Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered by McGladrey & Pullen, LLP for the audit of Berthel Growth & Income I's annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP).

                                      2004                  2003
                                      ----                  ----
Audit Fees (1)                   $    45,900           $    38,500
Audit-Related Fees (2)                 2,400                 2,000
Tax Services (3)                       3,800                   -0-
All Other Fees                           -0-                   -0-
                                 -----------           -----------
                                 $    52,100           $    40,500
                                 ===========           ===========

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

(3) Tax services consist of preparation of the Trust's tax return.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
         ----------------------------------------
(a) Documents filed as part of this report.

     1. Consolidated Financial Statements Page No.                      Page No.
                                                                        --------
        Consolidated Statements of Assets and Liabilities
        as of December 31, 2004 and 2003                                     13

        Consolidated Statements of Operations for the
        Years Ended December 31, 2004, 2003 and 2002                         14

        Consolidated Statements of Changes in Net Assets (Liabilities)
        for the Years Ended December 31, 2004, 2003 and 2002                 15

        Consolidated Statements of Cash Flows for the
        Years Ended December 31, 2004, 2003 and 2002                         16

        Notes to Consolidated Financial Statements                           17


     2. Financial Statement Schedules
        Financial statement schedules are omitted as they are not required or are not applicable, or the required information is shown in the consolidated financial statements and the accompanying notes thereto.

     3. Exhibits

        31.1     Certification of Chief Executive Officer
        31.2     Certification of Chief Financial Officer
        32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                    Section 1350
        32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                    Section 1350
        99.1     Fidelity Bond

(b) Exhibits
        Exhibits to the Form 10-K required by item 601 of Regulation S-K are attached or incorporated herein by reference as stated in the Index to Exhibits.

(c) Financial Statements Excluded from Annual Report to Shareholders Pursuant to Rule 14a3(b)
        Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BERTHEL GROWTH & INCOME TRUST I

                                       By:  /s/  Thomas J. Berthel
                                          -------------------------------------
Date: March 22, 2005                             THOMAS J. BERTHEL,
                                                 Chief Executive Officer
                                                 (principal executive officer)
                                                 of  Berthel Fisher & Company
                                                 Planning, Inc., Trust Advisor

                                       By:  /s/  Ronald O. Brendengen
                                          -------------------------------------
Date: March 22, 2005                             RONALD O. BRENDENGEN,
                                                 Chief Operating Officer, Chief
                                                 Financial Officer and Treasurer
                                                 (principal financial officer)
                                                 of Berthel Fisher & Company
                                                 Planning, Inc., Trust Advisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       /s/  Thomas J.Berthel
                                       ----------------------------------------
Date: March 22, 2005                        THOMAS J. BERTHEL, Chairman and
                                            Director of Berthel Fisher & Company
                                            , Berthel Fisher & Company Planning,
                                            Inc., Trust Advisor

                                       /s/  Ronald O. Brendengen
                                       ----------------------------------------
Date: March 22, 2005                        RONALD O. BRENDENGEN, Director of
                                            Berthel Fisher & Company Planning,
                                            Inc., Trust Advisor

                                       /s/  Henry Royer
                                       ----------------------------------------
Date: March 22, 2005                        HENRY ROYER, President of Berthel
                                            Fisher & Company Planning, Inc.,
                                            Trust Advisor

                                       /s/  Leslie D. Smith
                                       ----------------------------------------
Date: March 22, 2005                        LESLIE D. SMITH, Director of Berthel
                                            Fisher & Company Planning, Inc.,
                                            Trust Advisor

                                       /s/  Henry T. Madden
                                       ----------------------------------------
Date: March 22, 2005                        HENRY T. MADDEN, Independent Trustee
                                            of Berthel Growth & Income Trust I

                                       /s/  Mary Quass
                                       ----------------------------------------
Date: March 22, 2005                        MARY QUASS, Independent Trustee of
                                            Berthel Growth & Income Trust I

                                       /s/  Thomas J. Berthel
                                       ----------------------------------------
Date: March 22, 2005                        THOMAS J. BERTHEL, Chairman of the
                                            Board and Chief Executive Officer of
                                            TJB Capital Management, Inc.,
                                            Trustee of Berthel Growth & Income
                                            Trust I

                                       /s/  Daniel P. Wegmann
                                       ----------------------------------------
Date: March 22, 2005                        DANIEL P. WEGMANN, Controller of
                                            Berthel Fisher & Company Planning,
                                            Inc., Trust Advisor

                                  EXHIBIT INDEX



    3.1   Certificate of Trust (1)
    3.2   Declaration of Trust (2)
   10.1   Management Agreement between the Trust and the Trust Advisor (3)
   10.2 Safekeeping Agreement between the Trust and Firstar Bank Cedar Rapids, N.A. (4)
   16.0   Letter re change in certifying accountant (5)
   31.1   Certification of Chief Executive Officer
   31.2   Certification of Chief Financial Officer
   32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350
   32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350
   99.1   Fidelity Bond



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