Form 10-Q
period 2005-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 2005-05-12
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2005

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From            to
                                                        -----------   ----------


                        Commission File Number 033-89506
                                               ---------

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

       Shares of Beneficial Interest - 10,541 shares as of April 11, 2005

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Assets and Liabilities -
          March 31, 2005 and December 31, 2004                                 3

          Consolidated Statements of Operations -
          three months ended March 31, 2005 and 2004                           4

          Consolidated Statements of Changes in Net Liabilities -
          three months ended March 31, 2005 and 2004                           5

          Consolidated Statements of Cash Flows -
          three months ended March 31, 2005 and 2004                           6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          12

Item 4.   Controls and Procedures                                             14


Part II.   OTHER INFORMATION
----------------------------

Item 6.           Exhibits                                                    14

Signatures                                                                    14



                             BERTHEL GROWTH & INCOME TRUST I
              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                             March 31,     December 31,
                                                               2005            2004
                                                           ------------    ------------
ASSETS
Loans and investments (Note B)                             $  8,428,850    $  8,079,782
Cash and cash equivalents                                       252,127         259,533
Interest and dividends receivable                                93,081         110,183
Other receivables                                                   721            --
                                                           ------------    ------------
TOTAL ASSETS                                               $  8,774,779    $  8,449,498
                                                           ============    ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accrued interest payable                                   $     63,178    $     97,014
Accounts payable and other accrued expenses                      61,970          87,519
Due to affiliate                                                482,271         418,906
Deferred income                                                    --               833
Distributions payable to shareholders                         5,878,621       5,670,689
Notes payable (Note C)                                        7,426,919       7,426,919
                                                           ------------    ------------
TOTAL LIABILITIES                                            13,912,959      13,701,880
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

NET  ASSETS (LIABILITIES), equivalent to ($487.45)
     per share at March 31, 2005
     and ($498.28) per share at December 31, 2004:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                   (1,394,856)     (1,053,694)
Accumulated net realized losses                              (5,141,829)     (5,221,040)
Accumulated net unrealized gains                              1,398,505       1,022,352
                                                           ------------    ------------
TOTAL NET ASSETS (LIABILITIES)                               (5,138,180)     (5,252,382)
                                                           ------------    ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  8,774,779    $  8,449,498
                                                           ============    ============


See notes to consolidated financial statements.

                                           3

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                          Three Months Ended
                                                        March 31,     March 31,
                                                          2005          2004
                                                        ---------     ---------
REVENUES:
     Interest income                                    $  51,541     $  72,473
     Dividend income                                       30,819        20,571
     Application, closing, and other fees                     833         1,250
                                                        ---------     ---------
Total revenues                                             83,193        94,294
                                                        ---------     ---------

EXPENSES:
     Management fees                                       52,022        55,598
     Administrative services                                1,184         1,188
     Trustee fees                                           6,000         6,000
     Professional fees                                      8,614        18,718
     Interest expense                                     137,164       143,959
     Other general and administrative expenses             11,439         9,233
                                                        ---------     ---------
Total expenses                                            216,423       234,696
                                                        ---------     ---------

Net investment loss                                      (133,230)     (140,402)
Unrealized gain on investments                            376,153        29,374
Realized gain on investments                               79,211          --
                                                        ---------     ---------

Net increase (decrease) in net assets                   $ 322,134     $(111,028)
                                                        =========     =========

Per beneficial share amounts:
Net increase (decrease) in net assets                   $   30.56     $  (10.53)
                                                        =========     =========

Weighted average shares                                    10,541        10,541
                                                        =========     =========


See notes to consolidated financial statements.



                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                            Three Months Ended          Three Months Ended
                                              March 31, 2005               March 31, 2004
                                              --------------               --------------

                                         Shares of                    Shares of
                                         Beneficial                   Beneficial
                                          Interest       Amount        Interest       Amount
                                         -----------   -----------    -----------   -----------
Net investment loss                             --     $  (133,230)          --     $  (140,402)

Unrealized gain on investments                  --         376,153           --          29,374

Realized gain on investments                    --          79,211           --            --

Distributions payable to shareholders           --        (207,932)          --        (210,242)

Net liabilities at beginning of period        10,541    (5,252,382)        10,541    (3,795,616)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(5,138,180)        10,541   $(4,116,886)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                                               5

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                           Three Months Ended
                                                         March 31,    March 31,
                                                           2005         2004
                                                         ---------    ---------
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                    $ 322,134    $(111,028)
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Accretion of discount on debt securities                    (5,266)      (5,266)
Unrealized gain on investments                            (376,153)     (29,374)
Realized gain on investments                               (79,211)        --
Changes in operating assets and liabilities
     Loans and investments                                 111,562      (20,568)
     Interest and dividends receivable                      17,102      (25,267)
     Other receivables                                        (721)        --
     Accrued interest payable                              (33,836)     112,958
     Accounts payable and other accrued expenses           (25,549)       4,718
     Due to affiliate                                       63,365       79,710
     Deferred income                                          (833)      (1,250)
                                                         ---------    ---------
Net cash flows from operating activities                    (7,406)       4,633
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                             (7,406)       4,633

CASH AT BEGINNING OF PERIOD                                259,533      248,286
                                                         ---------    ---------

CASH AT END OF PERIOD                                    $ 252,127    $ 252,919
                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                   $ 171,000    $  31,001
Noncash financing activities:
Distributions payable to shareholders                      207,932      210,242


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

The Trust continues to have a deficiency in net assets. Berthel SBIC, LLC ("SBIC"), a wholly owned subsidiary of the Trust, has agreed to liquidate its portfolio assets in order to pay its indebtedness to the United States Small Business Administration ("SBA").

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of March 31, 2005, $7,426,919 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of March 31, 2005, total assets and liabilities of the Trust are $8,774,779 and $13,912,959, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



NOTE B -LOANS AND INVESTMENTS

                                                                                     March 31, 2005            December 31, 2004
                                                                                 -----------------------   -----------------------
                                                                                    Cost       Valuation      Cost       Valuation
                                                                                 ----------   ----------   ----------   ----------
Communications and Software:
EDmin.com, Inc.
---------------
   255,456 and 249,835 shares of 9%, Series A cumulative convertible preferred
     stock as of March 31, 2005 and December 31, 2004, respectively              $  949,824   $  949,824   $  927,340   $  927,340

Media Sciences International, Inc.
----------------------------------
   1,055,440 and 1,112,797 shares of common stock as of March 31, 2005 and
     December 31, 2004, respectively, and 35,000 options to purchase shares
     of common stock at various prices                                              957,942    1,950,453    1,012,777    1,629,135
                                                                                              ----------                ----------

Total Communications and Software (34% and 32% of total loans and
   investments as of March 31, 2005 and December 31, 2004, respectively)                       2,900,277                 2,556,475
                                                                                              ----------                ----------


Healthcare Products and Services:
Physicians Total Care, Inc.
---------------------------
   10% promissory note due on demand and warrants to purchase
     350,000 shares of common stock for at various prices                           807,795         --        807,795         --
   700 shares of common stock                                                         4,000         --          4,000         --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                                                672,279      672,279      672,279      672,279
   12% promissory note due July, 2005-June, 2006                                    197,907      197,907      196,792      196,792

FutureMatrix Interventional, Inc. (formerly known as Futuremed)
---------------------------------------------------------------
   Warrants to purchase 6% of the company at $.01 per share                         102,640    2,460,000      102,640    2,460,000
   1,899,783 shares of common stock of IMED Devices, Inc.
     (an affiliate of FutureMatrix Interventional, Inc.)                               --        265,970         --        265,970
                                                                                              ----------                ----------

Total Healthcare Products and Services (43% and 44% of total loans and
   investments as of March 31, 2005 and December 31, 2004, respectively)                       3,596,156                 3,595,041
                                                                                              ----------                ----------


Manufacturing:
Childs & Albert
---------------
   12.5% promissory note due October, 2005                                          792,794      792,794      789,191      789,191
   Warrants to purchase 833.334 shares of common stock at $10 per share              72,065       72,065       72,065       72,065

                                                                8




                                                                                   March 31, 2005          December 31, 2004
                                                                              -----------------------   -----------------------
                                                                                 Cost       Valuation      Cost       Valuation
                                                                              ----------   ----------   ----------   ----------
Feed Management Systems, Inc. (formerly Easy Systems, Inc.)
-----------------------------------------------------------
   435,590 shares of common stock                                              1,077,422      304,913    1,077,422      304,913

The Schebler Company
--------------------
   13% promissory note due March, 2005                                           166,666      166,666      166,118      166,118
   Warrants to purchase 1.66% of common stock at $.01 per share                   11,504       11,504       11,504       11,504
   166,666 shares of 10% convertible cumulative preferred stock                  166,667      166,667      166,667      166,667
   166,666 shares of common stock                                                166,667      166,667      166,667      166,667
                                                                                           ----------                ----------

Total Manufacturing (20% and 21% of total loans and investments
   as of March 31, 2005 and December 31, 2004, respectively)                                1,681,276                 1,677,125
                                                                                           ----------                ----------

Other Service Industries:
International Pacific Seafoods, Inc.
------------------------------------
   1,501 shares of common stock                                                    1,141        1,141        1,141        1,141

Kinseth Hospitality Company, Inc.
---------------------------------
   15% note due March, 2007                                                      250,000      250,000      250,000      250,000

Pickerman's Development Company
-------------------------------
   12% promissory notes due April, 2005 through March, 2006                      547,663         --        547,663         --
   12% promissory note due on demand                                              12,520         --         12,520         --
   Warrants to purchase 2,406,250 shares of common stock at $0.01 per share       72,849         --         72,849         --
                                                                                           ----------                ----------

Total Other Service Industries (3% and 3% of total loans and investments
   as of March 31, 2005 and December 31, 2004, respectively)                                  251,141                   251,141
                                                                                           ----------                ----------

TOTAL LOANS AND INVESTMENTS                                                                $8,428,850                $8,079,782
                                                                                           ==========                ==========

                                                                9

NOTE C - NOTES PAYABLE
The SBIC issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC was required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of March 31, 2005, $7,426,919 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

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

Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                               Three Months Ending March 31
                                    2005             2004
                                    ----             ----
     Portfolio investments     $    50,781       $    71,746
     Money market                      760               727
                               -----------       -----------
     Interest income           $    51,541       $    72,473
                               ===========       ===========

     Dividend income           $    30,819       $    20,571
                               ===========       ===========

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest is earned on investments in highly liquid money market savings funds. Dividend income reflects dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $52,022 for the first three months of 2005 and $55,598 the same period a year ago. These fees are currently accrued as payable to the Trust Advisor but are not paid, in accordance with the loan agreement with the SBA.

Professional fees were $8,614 for the first quarter of 2005 compared to $18,718 for 2004 and include legal, accounting, and other professional fees. The decrease is due primarily to the accrual of fees in 2004, which were paid by Berthel Fisher & Company Planning, Inc. (Trust Advisor), for an independent investment banking firm to assist in the process of liquidating the SBIC's portfolio.

Other general and administrative expenses were $11,439 for the first three months of 2005 compared to $9,233 for 2004. Interest expense was $137,164 for the first quarter of 2005 and $143,959 for the same period of 2004 and is interest on the note payable to the SBA.

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

As of March 31, 2005, total assets and liabilities of the Trust are $8,774,779 and $13,912,959, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The change in unrealized and realized gains and losses is summarized in the following table:

                                     Three Months Ending March 31
                                        2005              2004
                                        ----              ----
     EDmin.com                      $         -0-    $      11,569
     Media Sciences International         376,153           17,805
                                    -------------    -------------
     Unrealized gain                $     376,153    $      29,374
                                    =============    =============

     Media Sciences International   $      79,211    $         -0-
                                    -------------    -------------
     Realized gain                  $      79,211    $         -0-
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

As of March 31, 2005, total assets and liabilities of the Trust are $8,774,779 and $13,912,959, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
The Trust's investment objective is capital appreciation and current income by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Investments are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of March 31, 2005, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At March 31, 2005, the amount at risk was $8,428,850 and consisted of the following:

                                               Cost               Valuation
                                          -------------         -------------
     Debt securities and loans            $   2,775,345         $   1,407,367
     Preferred stocks                         1,116,491             1,116,491
     Common stocks                            2,879,451             3,361,423
     Warrants and options to purchase
       common stock                             259,058             2,543,569
                                          -------------         -------------
     Total loans and investments          $   7,030,345         $   8,428,850
                                          =============         =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $7,426,919 as of March 31, 2005, which represents the fair value of the loan to the SBA.

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

Changes in Internal Controls
No changes occurred since the quarter ended December 31, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
                                  (Registrant)


Date:    May 12, 2005                       /s/  Ronald O. Brendengen
         ------------                       -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer &
                                                 Treasurer


Date:    May 12, 2005                       /s/  Daniel P. Wegmann
         ------------                       -----------------------------------
                                                 Daniel P. Wegmann, Controller


Date:    May 12, 2005                       /s/  Henry Royer
         ------------                       -----------------------------------
                                                 Henry Royer,
                                                 Executive Vice President