Form 10QSB
period 2005-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 2005-08-11
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2005

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From          to
                                                        ----------  ----------


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

                       701 Tama Street, Marion, Iowa 52302
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

        Shares of Beneficial Interest - 10,541 shares as of July 11, 2005

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX


Part I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Assets and Liabilities -
          June 30, 2005 and December 31, 2004                                  3

          Consolidated Statements of Operations -
          three months ended June 30, 2005 and 2004                            4

          Consolidated Statements of Operations -
          six months ended June 30, 2005 and 2004                              5

          Consolidated Statements of Changes in Net Liabilities -
          six months ended June 30, 2005 and 2004                              6

          Consolidated Statements of Cash Flows -
          six months ended June 30, 2005 and 2004                              7

          Notes to Consolidated Financial Statements                           8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.   Controls and Procedures                                             14


Part II.   OTHER INFORMATION
----------------------------

Item 6.   Exhibits                                                            15

Sidnatures                                                                    15



                             BERTHEL GROWTH & INCOME TRUST I
              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                             June 30,      December 31,
                                                               2005            2004
                                                           ------------    ------------
ASSETS
Loans and investments (Note B)                             $  8,178,053    $  8,079,782
Cash and cash equivalents                                       258,525         259,533
Interest and dividends receivable                                77,300         110,183
                                                           ------------    ------------
TOTAL ASSETS                                               $  8,513,878    $  8,449,498
                                                           ============    ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accrued interest payable                                   $    140,866    $     97,014
Accounts payable and other accrued expenses                      63,332          87,519
Due to affiliate                                                548,763         418,906
Deferred income                                                    --               833
Distributions payable to shareholders                         6,088,830       5,670,689
Notes payable (Note C)                                        7,426,919       7,426,919
                                                           ------------    ------------
TOTAL LIABILITIES                                            14,268,710      13,701,880
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

NET  ASSETS (LIABILITIES), equivalent to ($545.95)
     per share at June 30, 2005 and ($498.28) per
     share at December 31, 2004:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                   (1,745,506)     (1,053,694)
Accumulated net realized losses                              (5,141,829)     (5,221,040)
Accumulated net unrealized gains                              1,132,503       1,022,352
                                                           ------------    ------------
TOTAL NET ASSETS (LIABILITIES)                               (5,754,832)     (5,252,382)
                                                           ------------    ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  8,513,878    $  8,449,498
                                                           ============    ============


See notes to consolidated financial statements.

                                           3

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          Three Months Ended
                                                         June 30,      June 30,
                                                          2005           2004
                                                        ---------     ---------
REVENUES:
     Interest income                                    $  51,182     $  69,338
     Dividend income                                       31,324        21,033
     Application, closing, and other fees                    --           1,250
                                                        ---------     ---------
Total revenues                                             82,506        91,621
                                                        ---------     ---------

EXPENSES:
     Management fees                                       54,157        55,972
     Administrative services                                  941           965
     Trustee fees                                           6,000         6,000
     Professional fees                                      9,436        37,582
     Interest expense                                     138,688       143,659
     Other general and administrative expenses             13,725        13,215
                                                        ---------     ---------
Total expenses                                            222,947       257,393
                                                        ---------     ---------

Net investment loss                                      (140,441)     (165,772)
Unrealized gain (loss) on investments                    (266,002)      589,003
                                                        ---------     ---------

Net increase (decrease) in net assets                   $(406,443)    $ 423,231
                                                        =========     =========

Per beneficial share amounts:
Net increase (decrease) in net assets                   $  (38.56)    $   40.15
                                                        =========     =========

Weighted average shares                                    10,541        10,541
                                                        =========     =========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                           Six Months Ended
                                                         June 30,      June 30,
                                                          2005          2004
                                                        ---------     ---------
REVENUES:
     Interest income                                    $ 102,723     $ 141,811
     Dividend income                                       62,143        41,604
     Application, closing, and other fees                     833         2,500
                                                        ---------     ---------
Total revenues                                            165,699       185,915
                                                        ---------     ---------

EXPENSES:
     Management fees                                      106,179       111,570
     Administrative services                                2,125         2,153
     Trustee fees                                          12,000        12,000
     Professional fees                                     18,050        56,300
     Interest expense                                     275,852       287,618
     Other general and administrative expenses             25,164        22,448
                                                        ---------     ---------
Total expenses                                            439,370       492,089
                                                        ---------     ---------

Net investment loss                                      (273,671)     (306,174)
Unrealized gain on investments                            110,151       618,377
Realized gain on investments                               79,211          --
                                                        ---------     ---------

Net increase (decrease) in net assets                   $ (84,309)    $ 312,203
                                                        =========     =========

Per beneficial share amounts:
Net increase (decrease) in net assets                   $   (8.00)    $   29.62
                                                        =========     =========

Weighted average shares                                    10,541        10,541
                                                        =========     =========


See notes to consolidated financial statements.



                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                             Six Months Ended            Six Months Ended
                                               June 30, 2005               June 30, 2004
                                               -------------               -------------

                                         Shares of                    Shares of
                                         Beneficial                   Beneficial
                                          Interest        Amount       Interest        Amount

Net investment loss                             --     $  (273,671)          --     $  (306,174)

Unrealized gain on investments                  --         110,151           --         618,377

Realized gain on investments                    --          79,211           --            --

Distributions payable to shareholders           --        (418,141)          --        (420,484)

Net liabilities at beginning of period        10,541    (5,252,382)        10,541    (3,795,616)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(5,754,832)        10,541   $(3,903,897)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.



                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                            Six Months Ended
                                                          June 30,     June 30,
                                                            2005         2004
                                                         ---------    ---------
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                    $ (84,309)   $ 312,203
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Accretion of discount on debt securities                    (9,983)     (10,529)
Unrealized gain on investments                            (110,151)    (618,377)
Realized gain on investments                               (79,211)        --
Changes in operating assets and liabilities
     Loans and investments                                 101,074      253,400
     Interest and dividends receivable                      32,883        2,760
     Accrued interest payable                               43,852      (37,340)
     Accounts payable and other accrued expenses           (24,187)     (23,000)
     Due to affiliate                                      129,857      179,560
     Deferred income                                          (833)      (2,500)
                                                         ---------    ---------
Net cash flows from operating activities                    (1,008)      56,177
                                                         ---------    ---------

FINANCING ACTIVITIES:
Payment of debentures                                         --        (54,042)
                                                         ---------    ---------
Net cash flows from operating activities                      --        (54,042)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                             (1,008)       2,135

CASH AT BEGINNING OF PERIOD                                259,533      248,286
                                                         ---------    ---------

CASH AT END OF PERIOD                                    $ 258,525    $ 250,421
                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                   $ 232,000    $ 324,958
Noncash financing activities:
Distributions payable to shareholders                      418,141      420,484


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2005, $7,426,919 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of June 30, 2005, total assets and liabilities of the Trust are $8,513,878 and $14,268,710, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



NOTE B -LOANS AND INVESTMENTS

                                                            June 30, 2005                             December 31, 2004
                                                   ---------------------------------            -------------------------------
                                                      Cost                Valuation                 Cost             Valuation
Communications and Software:
EDmin.com, Inc.
---------------
   261,203 and 249,835 shares of 9%, Series A
   cumulative convertible preferred stock as
   of June 30, 2005 and December 31, 2004,
   respectively                                    $   972,812           $   972,812            $   927,340         $   927,340

Media Sciences International, Inc.
----------------------------------
   1,063,416 and 1,112,797 shares of common
   stock as of June 30, 2005 and December 31,
   2004, respectively, and 20,000 options to
   purchase shares of common stock at various
   prices                                              957,942             1,684,451              1,012,777           1,629,135
                                                                         -----------                                -----------

Total Communications and Software (32% and 32%
   of total loans and investments as of June 30,
   2005 and December 31, 2004, respectively)                               2,657,263                                  2,556,475
                                                                         -----------                                -----------


Healthcare Products and Services:
Physicians Total Care, Inc.
---------------------------
   10% promissory note due on demand and warrants
   to purchase 350,000 shares of common stock for
   at various prices                                   807,795                  --                  807,795                --
   700 shares of common stock                            4,000                  --                    4,000                --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                   672,279               672,279               672,279               672,279
   12% promissory note due July, 2005-June, 2006       199,021               199,021               196,792               196,792

FutureMatrix Interventional, Inc. (formerly known
-------------------------------------------------
as Futuremed)
-------------
   Warrants to purchase 6% of the company at $.01
   per share                                           102,640             2,460,000               102,640             2,460,000
   1,899,783 shares of common stock of IMED
   Devices, Inc. (an affiliate of FutureMatrix
   Interventional, Inc.)                                  --                 265,970                   --                265,970
                                                                         -----------                                 -----------

Total Healthcare Products and Services (44% and
44% of total loans and investments as of June 30,
2005 and December 31, 2004, respectively)                                  3,597,270                                   3,595,041
                                                                         -----------                                 -----------


Manufacturing:
Childs & Albert
---------------
   12.5% promissory note due October, 2005             796,397               796,397               789,191               789,191
   Warrants to purchase 833.334 shares of common
   stock at $10 per share                               72,065                72,065                72,065                72,065

                                                            June 30, 2005                             December 31, 2004
                                                   ---------------------------------            --------------------------------
                                                       Cost               Valuation                 Cost              Valuation
Feed Management Systems, Inc.
-----------------------------
(formerly Easy Systems, Inc.)
   435,590 shares of common stock                    1,077,422               304,913             1,077,422               304,913

The Schebler Company
--------------------
   13% promissory note due June, 2006                  166,666               166,666               166,118               166,118
   Warrants to purchase 1.66% of common stock at
   $.01 per share                                       11,504                11,504                11,504                11,504
   166,666 shares of 10% convertible cumulative
   preferred stock                                     166,667               166,667               166,667               166,667
   166,666 shares of common stock                      166,667               166,667               166,667               166,667
                                                                         -----------                                 -----------

Total Manufacturing (21% and 21% of total loans
   and investments as of June 30, 2005 and
   December 31, 2004, respectively)                                        1,684,879                                   1,677,125
                                                                         -----------                                 -----------

Other Service Industries:
International Pacific Seafoods, Inc.
------------------------------------
   1,501 shares of common stock                          1,141                 1,141                 1,141                 1,141

Kinseth Hospitality Company, Inc.
---------------------------------
   15% note due March, 2007                            237,500               237,500               250,000               250,000

Pickerman's Development Company
-------------------------------
   12% promissory notes due April, 2005 through
   March, 2006                                         547,663                  --                 547,663                  --
   12% promissory note due on demand                    12,520                  --                  12,520                  --
   Warrants to purchase 2,406,250 shares of
   common stock at $0.01 per share                      72,849                  --                  72,849                  --
                                                                         -----------                                 -----------

Total Other Service Industries (3% and 3% of
   total loans and investments as of June 30, 2005
   and December 31, 2004, respectively)                                      238,641                                     251,141
                                                                         -----------                                 -----------

TOTAL LOANS AND INVESTMENTS                                              $ 8,178,053                                 $ 8,079,782
                                                                         ===========                                 ===========

NOTE C - NOTES PAYABLE
The SBIC issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC was required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2005, $7,426,919 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.



Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments.
Interest income consists of the following:

                                Three Months Ending June 30                     Six Months Ending June 30
                                    2005             2004                         2005             2004
                                    ----             ----                         ----             ----
     Portfolio investments     $    50,376       $    68,591                 $   101,157       $   140,337
     Money market                      806               747                       1,566             1,474
                               -----------       -----------                 -----------       -----------
     Interest income           $    51,182       $    69,338                 $   102,723       $   141,811
                               ===========       ===========                 ===========       ===========

     Dividend income           $    31,324       $    21,033                 $    62,143       $    41,604
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

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $106,179 for the first six months of 2005 and $111,570 the same period a year ago. These fees are currently accrued as payable to the Trust Advisor but are not paid, in accordance with the loan agreement with the SBA.

Professional fees were $18,050 for the first six months of 2005 compared to $56,300 for 2004 and include legal, accounting, and other professional fees. The decrease is due primarily to the accrual of fees in 2004, which were paid by Berthel Fisher & Company Planning, Inc. (Trust Advisor), for an independent investment banking firm to assist in the process of liquidating the SBIC's portfolio.

Other general and administrative expenses were $25,164 for the first six months of 2005 compared to $22,448 for 2004. Interest expense was $275,852 for the first six months of 2005 and $287,618 for the same period of 2004 and is interest on the note payable to the SBA.

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

As of June 30, 2005, total assets and liabilities of the Trust are $8,513,878 and $14,268,710, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The change in unrealized and realized gains and losses is summarized in the following table:

                                      Three Months Ending June 30                  Six Months Ending June 30
                                        2005              2004                      2005              2004
                                        ----              ----                      ----              ----
     EDmin.com                      $         -0-    $      11,832              $         -0-    $      23,401
     Media Sciences International       (266,002)          577,171                    110,151          594,976
                                    -------------    -------------              -------------    -------------
     Unrealized gain (loss)         $   (266,002)    $     589,003              $     110,151    $     618,377
                                    =============    =============              =============    =============

     Media Sciences International   $         -0-    $         -0-              $      79,211    $         -0-
                                    -------------    -------------              -------------    -------------
     Realized gain                  $         -0-    $         -0-              $      79,211    $         -0-
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

As of June 30, 2005, total assets and liabilities of the Trust are $8,513,878 and $14,268,710, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.


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

As of June 30, 2005, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At June 30, 2005, the amount at risk was $8,178,053 and consisted of the following:

                                                                   Cost               Valuation
                                                                   ----               ---------
         Debt securities and loans                            $   2,767,562         $   1,399,584
         Preferred stocks                                         1,139,479             1,139,479
         Common stocks                                            2,879,451             3,095,421
         Warrants and options to purchase common stock              259,058             2,543,569
                                                              -------------         -------------
         Total loans and investments                          $   7,045,550         $   8,178,053
                                                              =============         =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $7,426,919 as of June
30, 2005, which represents the fair value of the loan to the SBA.


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

Changes in Internal Controls
No changes occurred since the quarter ended March 31, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)


Date:    August 10, 2005                    /s/  Ronald O. Brendengen
         ---------------                    -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer &
                                                 Treasurer


Date:    August 10, 2005                    /s/  Daniel P. Wegmann
         ---------------                    -----------------------------------
                                                 Daniel P. Wegmann, Controller


Date:    August 10, 2005                    /s/  Henry Royer
         ---------------                    -----------------------------------
                                                 Henry Royer,
                                                 Executive Vice President