Form 10-Q
period 2005-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 2005-11-08
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2005

                                       or

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

                                 (319) 447-5700
                -------------------------------------------------
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

       Shares of Beneficial Interest - 10,541 shares as of October 6, 2005

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.  FINANCIAL INFORMATION
------------------------------                                              PAGE
Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Assets and Liabilities -
          September 30, 2005 and December 31, 2004                             3

          Consolidated Statements of Operations -
          three months ended September 30, 2005 and 2004                       4

          Consolidated Statements of Operations -
          nine months ended September 30, 2005 and 2004                        5

          Consolidated Statements of Changes in Net Liabilities -
          nine months ended September 30, 2005 and 2004                        6

          Consolidated Statements of Cash Flows -
          nine months ended September 30, 2005 and 2004                        7

          Notes to Consolidated Financial Statements                           8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.   Controls and Procedures                                             14


Part II.   OTHER INFORMATION
----------------------------
Item 6.           Exhibits                                                    15

Signatures                                                                    15



                             BERTHEL GROWTH & INCOME TRUST I
              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                           September 30,   December 31,
                                                               2005            2004
                                                           ------------    ------------
ASSETS
Loans and investments (Note B)                             $  8,165,830    $  8,079,782
Cash and cash equivalents                                       268,271         259,533
Interest and dividends receivable                                86,382         110,183
                                                           ------------    ------------
TOTAL ASSETS                                               $  8,520,483    $  8,449,498
                                                           ============    ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accrued interest payable                                   $     71,078    $     97,014
Accounts payable and other accrued expenses                      76,290          87,519
Due to affiliate                                                612,384         418,906
Deferred income                                                    --               833
Distributions payable to shareholders                         6,301,336       5,670,689
Notes payable (Note C)                                        7,426,919       7,426,919
                                                           ------------    ------------
TOTAL LIABILITIES                                            14,488,007      13,701,880
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

NET  ASSETS (LIABILITIES), equivalent to ($566.13)
  per share at September 30, 2005 and ($498.28) per
  share at December 31, 2004:
Shares of beneficial interest (25,000 shares authorized;
  10,541 shares issued and outstanding)                      (2,120,900)     (1,053,694)
Accumulated net realized losses                              (5,141,829)     (5,221,040)
Accumulated net unrealized gains                              1,295,205       1,022,352
                                                           ------------    ------------
TOTAL NET ASSETS (LIABILITIES)                               (5,967,524)     (5,252,382)
                                                           ------------    ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  8,520,483    $  8,449,498
                                                           ============    ============

See notes to consolidated financial statements.

                                           3



                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                           Three Months Ended
                                                      September 30,  September 30,
                                                          2005           2004
                                                        ---------     ---------
REVENUES:
     Interest income                                    $  48,057     $  63,676
     Dividend income                                        8,333          --
     Application, closing, and other fees                    --           1,250
                                                        ---------     ---------
Total revenues                                             56,390        64,926
                                                        ---------     ---------

EXPENSES:
     Management fees                                       52,511        57,973
     Administrative services                                  932           966
     Trustee fees                                           6,000         6,000
     Professional fees                                      9,125         6,418
     Interest expense                                     140,212       144,521
     Other general and administrative expenses             10,498        10,825
                                                        ---------     ---------
Total expenses                                            219,278       226,703
                                                        ---------     ---------

Net investment loss                                      (162,888)     (161,777)
Unrealized gain on investments                            162,702        56,752
                                                        ---------     ---------

Net decrease in net assets                              $    (186)    $(105,025)
                                                        =========     =========

Per beneficial share amounts:
Net decrease in net assets                              $    (.02)    $   (9.96)
                                                        =========     =========

Weighted average shares                                    10,541        10,541
                                                        =========     =========


See notes to consolidated financial statements.

                                       4



                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                            Nine Months Ended
                                                      September 30,  September 30,
                                                          2005           2004
                                                        ---------     ---------
REVENUES:
     Interest income                                    $ 150,780     $ 205,487
     Dividend income                                       70,476        41,604
     Application, closing, and other fees                     833         3,750
                                                        ---------     ---------
Total revenues                                            222,089       250,841
                                                        ---------     ---------

EXPENSES:
     Management fees                                      158,690       169,543
     Administrative services                                3,057         3,119
     Trustee fees                                          18,000        18,000
     Professional fees                                     27,175        62,718
     Interest expense                                     416,064       432,139
     Other general and administrative expenses             35,662        33,273
                                                        ---------     ---------
Total expenses                                            658,648       718,792
                                                        ---------     ---------

Net investment loss                                      (436,559)     (467,951)
Unrealized gain on investments                            272,853       675,129
Realized gain on investments                               79,211          --
                                                        ---------     ---------

Net increase (decrease) in net assets                   $ (84,495)    $ 207,178
                                                        =========     =========

Per beneficial share amounts:
Net increase (decrease) in net assets                   $   (8.02)    $   19.65
                                                        =========     =========

Weighted average shares                                    10,541        10,541
                                                        =========     =========


See notes to consolidated financial statements.

                                       5



                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                             Nine Months Ended          Nine Months Ended
                                             September 30, 2005         September 30, 2004
                                             ------------------         ------------------

                                          Shares of                    Shares of
                                          Beneficial                   Beneficial
                                           Interest       Amount        Interest      Amount
                                         -----------   -----------    -----------   -----------
Net investment loss                             --     $  (436,559)          --     $  (467,951)

Unrealized gain on investments                  --         272,853           --         675,129

Realized gain on investments                    --          79,211           --            --

Distributions payable to shareholders           --        (630,647)          --        (633,037)

Net liabilities at beginning of period        10,541    (5,252,382)        10,541    (3,795,616)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(5,967,524)        10,541   $(4,221,475)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                                              6

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                               Nine Months
                                                           Ended September 30
                                                           2005          2004
                                                         ---------    ---------
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                    $ (84,495)   $ 207,178
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Accretion of discount on debt securities                   (13,853)     (15,797)
Unrealized gain on investments                            (272,853)    (675,129)
Realized gain on investments                               (79,211)        --
Changes in operating assets and liabilities
     Loans and investments                                 279,869      253,400
     Interest and dividends receivable                      23,801      (29,572)
     Accrued interest payable                              (25,936)      85,180
     Accounts payable and other accrued expenses           (11,229)     (15,064)
     Due to affiliate                                      193,478      248,852
     Deferred income                                          (833)      (3,749)
                                                         ---------    ---------
Net cash flows from operating activities                     8,738       55,299
                                                         ---------    ---------

FINANCING ACTIVITIES:
Payment of debentures                                         --        (54,042)
                                                         ---------    ---------
Net cash flows from operating activities                      --        (54,042)
                                                         ---------    ---------

NET INCREASE IN CASH                                         8,738        1,257

CASH AT BEGINNING OF PERIOD                                259,533      248,286
                                                         ---------    ---------

CASH AT END OF PERIOD                                    $ 268,271    $ 249,543
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                   $ 442,000    $ 324,959
Noncash financing activities:
Distributions payable to shareholders                      630,647      633,037


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2005, $7,426,919 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of September 30, 2005, total assets and liabilities of the Trust are $8,520,483 and $14,488,007, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



NOTE B -LOANS AND INVESTMENTS

                                                                       September 30, 2005               December 31, 2004
                                                               -----------------------------      -----------------------------
                                                                    Cost          Valuation            Cost          Valuation
Communications and Software:
EDmin.com, Inc.
--------------
   261,203 and 249,835 shares of 9%, Series A cumulative
     convertible preferred stock as of September 30, 2005
     and December 31, 2004, respectively                       $    972,812     $    972,812      $    927,340     $    927,340

Media Sciences International, Inc.
----------------------------------
   1,063,416 and 1,112,797 shares of common stock as of
     September 30, 2005 and December 31, 2004, respectively,
     and 20,000 options to purchase shares of common stock
     at various prices                                             957,942         1,847,153         1,012,777        1,629,135
                                                                                ------------                       ------------

Total Communications and Software (34% and 32% of total loans and investments as of September 30, 2005 and
   December 31, 2004, respectively)                                                2,819,965                          2,556,475
                                                                                ------------                       ------------


Healthcare Products and Services:
Physicians Total Care, Inc.
---------------------------
   10% promissory note due on demand and warrants to purchase
     350,000 shares of common stock at various prices              807,795              --             807,795             --
   700 shares of common stock                                        4,000              --               4,000             --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                               672,279           672,279           672,279          672,279
   12% promissory note due June, 2006                               49,288            49,288           196,792          196,792

FutureMatrix Interventional, Inc. (formerly known as Futuremed)
---------------------------------------------------------------
   Warrants to purchase 6% of the company at $.01 per share        102,640         2,460,000           102,640        2,460,000
   1,899,783 shares of common stock of IMED Devices, Inc.
     (an affiliate of FutureMatrix Interventional, Inc.)              --             265,970              --            265,970
                                                                                ------------                       ------------

Total Healthcare Products and Services (42% and 44% of total loans and investments as of September 30, 2005 and
   December 31, 2004, respectively)                                                3,447,537                          3,595,041
                                                                                ------------                       ------------


Manufacturing:
Childs & Albert
---------------
   12.5% promissory note due October, 2005                         800,000           800,000           789,191          789,191
   Warrants to purchase 833.334 shares of common stock at
   $10 per share                                                    72,065            72,065            72,065           72,065






                                                                     September 30, 2005                 December 31, 2004
                                                               -----------------------------      -----------------------------
                                                                    Cost          Valuation            Cost          Valuation
Feed Management Systems, Inc. (formerly Easy Systems, Inc.)
-----------------------------------------------------------
   435,590 shares of common stock                                1,077,422           304,913         1,077,422          304,913

The Schebler Company
--------------------
   13% promissory note due June, 2006                              166,666           166,666           166,118          166,118
   Warrants to purchase 1.66% of common stock at $.01 per share     11,504            11,504            11,504           11,504
   166,666 shares of 10% convertible cumulative preferred stock    166,667           166,667           166,667          166,667
   166,666 shares of common stock                                  166,667           166,667           166,667          166,667
                                                                                ------------                       ------------

Total Manufacturing (21% and 21% of total loans and investments
   as of September 30, 2005 and December 31, 2004, respectively)                   1,688,482                          1,677,125
                                                                                ------------                       ------------

Other Service Industries:
International Pacific Seafoods, Inc.
------------------------------------
   1,501 shares of common stock                                      1,141             1,141             1,141            1,141

Kinseth Hospitality Company, Inc.
   15% note due March, 2007                                        208,705           208,705           250,000          250,000

Pickerman's Development Company
   12% promissory notes due April, 2005 through March, 2006        547,663              --             547,663             --
   12% promissory note due on demand                                12,520              --              12,520             --
   Warrants to purchase 2,406,250 shares of common stock at
   $0.01 per share                                                  72,849              --              72,849             --
                                                                                ------------                       ------------

Total Other Service Industries (3% and 3% of total loans and investments as of September 30, 2005 and December 31, 2004,
   respectively)                                                                     209,846                            251,141
                                                                                ------------                       ------------

TOTAL LOANS AND INVESTMENTS                                                     $  8,165,830                       $  8,079,782
                                                                                ============                       ============

                                                               10

NOTE C - NOTES PAYABLE
The SBIC issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC was required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2005, $7,426,919 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.



Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments.
Interest income consists of the following:

                             Three Months Ending September 30                Nine Months Ending September 30
                                    2005             2004                         2005             2004
                                    ----             ----                         ----             ----
     Portfolio investments     $    47,201       $    62,965                 $   148,358       $   203,302
     Money market                      856               711                       2,422             2,185
                               -----------       -----------                 -----------       -----------
     Interest income           $    48,057       $    63,676                 $   150,780       $   205,487
                               ===========       ===========                 ===========       ===========

     Dividend income           $     8,333       $      --                   $    70,476       $    41,604
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

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $158,690 for the first nine months of 2005 and $169,543 the same period a year ago. These fees are currently accrued as payable to the Trust Advisor but are not paid, in accordance with the loan agreement with the SBA.

Professional fees were $27,175 for the first nine months of 2005 compared to $62,718 for 2004 and include legal, accounting, and other professional fees. The decrease is due primarily to the accrual of fees in 2004, which were paid by Berthel Fisher & Company Planning, Inc. (Trust Advisor), for an independent investment banking firm to assist in the process of liquidating the SBIC's portfolio.

Other general and administrative expenses were $35,662 for the first nine months of 2005 compared to $33,273 for 2004. Interest expense was $416,064 for the first nine months of 2005 and $432,139 for the same period of 2004 and is interest on the note payable to the SBA.

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

As of September 30, 2005, total assets and liabilities of the Trust are $8,520,483 and $14,488,007, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

                                       12




The change in unrealized and realized gains and losses is summarized in the following table:

                                   Three Months Ending September 30             Nine Months Ending September 30
                                        2005              2004                      2005              2004
                                        ----              ----                      ----              ----
     EDmin.com                      $         -0-    $         -0-              $         -0-    $      23,401
     Media Sciences International         162,702           56,752                    272,853          651,728
                                    -------------    -------------              -------------    -------------
     Unrealized gain (loss)         $     162,702    $      56,752              $     272,853    $     675,129
                                    =============    =============              =============    =============

     Media Sciences International   $         -0-    $         -0-              $      79,211    $         -0-
                                    -------------    -------------              -------------    -------------
     Realized gain                  $         -0-    $         -0-              $      79,211    $         -0-
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

As of September 30, 2005, total assets and liabilities of the Trust are $8,520,483 and $14,488,007, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

                                       13



The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of September 30, 2005, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At September 30, 2005, the amount at risk was $8,165,830 and consisted of the following:

                                                               Cost               Valuation
     Debt securities and loans                            $   2,592,637         $   1,224,659
     Preferred stocks                                         1,139,479             1,139,479
     Common stocks                                            2,879,451             3,258,123
     Warrants and options to purchase common stock              259,058             2,543,569
                                                          -------------         -------------
     Total loans and investments                          $   6,870,625         $   8,165,830
                                                          =============         =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $7,426,919 as of September 30, 2005, which represents the fair value of the loan to the SBA.


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

Changes in Internal Controls
No changes occurred since the quarter ended June 30, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                       14

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


                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
                                  (Registrant)


Date:    November 8, 2005                   /s/  Ronald O. Brendengen
         ----------------                   -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer &
                                                 Treasurer


Date:    November 8, 2005                   /s/  Daniel P. Wegmann
         ----------------                   -----------------------------------
                                                 Daniel P. Wegmann, Controller