Form 10-K
period 2005-12-31
BERTHEL GROWTH & INCOME TRUST I
filed 2006-03-09
CIK 937969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from           to           .
                                         -----------  -----------

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     [ ] Yes          [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     [ ] Yes          [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
     [X] Yes          [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [  ]  Accelerated filer [  ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     [ ] Yes          [X] No

As of June 30, 2005, 10,541 Shares of Beneficial Interest were issued and outstanding with an aggregate market value of $-0- at that time. As of February 1, 2006, 10,541 Shares of Beneficial Interest were issued and outstanding.

                            EXHIBIT INDEX AT PAGE 37

                         BERTHEL GROWTH & INCOME TRUST I
                          2005 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.    Business........................................................   3
Item 1A.   Risk Factors....................................................   4
Item 1B.   Unresolved Staff Comments.......................................  10
Item 2.    Properties......................................................  10
Item 3.    Legal Proceedings...............................................  10
Item 4.    Submission of Matters to a Vote of Shareholders.................  10


                                     PART II

Item 5.    Market for the Registrant's Common Equity
           and Related Shareholder Matters.................................  11
Item 6.    Selected Financial Data.........................................  11
Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations................  11
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.......  16
Item 8.    Financial Statements and Supplementary Data.....................  16
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..........................  31
Item 9A.   Controls and Procedures.........................................  31


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............  31
Item 11.   Executive Compensation..........................................  33
Item 12.   Security Ownership of Certain Beneficial Owners and Management..  34
Item 13.   Certain Relationships and Related Transactions..................  34
Item 14.   Principal Accountant Fees and Services..........................  34


                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules......................  35
           Signatures......................................................  36
           Exhibit Index...................................................  37

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

During the years ended December 31, 2005 and 2004, the Trust continues to have a deficiency in net assets, as well as net investment losses during the years ended December 31, 2005, 2004, and 2003. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of December 31, 2005, total assets and liabilities of the Trust are $7,954,366 and $13,379,582, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

Item 1A. Risk Factors
         ------------
AN INVESTMENT IN THE TRUST INVOLVES A NUMBER OF SIGNIFICANT RISKS AND WILL BE AFFECTED BY OTHER IMPORTANT FACTORS RELATING TO INVESTMENTS IN TRUSTS GENERALLY, AND RELATING TO THE STRUCTURE AND INVESTMENT OBJECTIVES OF THE TRUST IN PARTICULAR. AS A RESULT OF THESE RISKS AND FACTORS, THERE IS NO ASSURANCE THAT THE TRUST WILL BE ABLE TO CARRY OUT ITS INVESTMENT PROGRAM SUCCESSFULLY.

GOING CONCERN CONSIDERATIONS
During the years ended December 31, 2005 and 2004, the Trust continues to have a deficiency in net assets, as well as net investment losses during the years ended December 31, 2005, 2004, and 2003. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of December 31, 2005, total assets and liabilities of the Trust are $7,954,366 and $13,379,582, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

GENERAL NATURE OF INVESTMENTS
While investments in highly leveraged companies offer the opportunity for current income and capital appreciation, such investments involve a high degree of business and financial risk and can result in loss of all invested principal. Furthermore, Portfolio Companies may be created for the purpose of undertaking specific transactions and may have no operating histories. The Trust Advisor anticipates that most of the Portfolio Companies will be highly leveraged as a result of (i) the Trust's investment, and (ii) debt instruments issued to other securities holders of such Portfolio Companies. If a Portfolio Company cannot generate adequate cash flow to meet debt service, all or part of the principal of such company's debt may not be repaid and, in such event, the value of the Trust's subordinated debt or equity participation could be reduced or eliminated.

In addition, high leverage and other general business risks (such as labor problems, casualty losses, increases in operating expenses, disputes with suppliers or customers and other problems that require additional company resources) may have a magnified effect on Portfolio Companies. The effects of a deterioration of the general economy may have a more pronounced effect on the profitability of such highly leveraged companies as well. In addition, such companies may be less diversified than other companies and, therefore, are more negatively impacted by business cycles.

The interest rate that the Trust charges on debt investments will be subject to the usury laws of the states in which it conducts its business. Such laws may limit the amount of interest that the Trust may legally charge. Whether an equity participation is or is not considered interest may not be clearly established in some states. There can be no assurance that some of the equity received by the Trust will not be valued in a way that causes the Trust to exceed a state's usury limitations, subjecting the Trust to severe penalties, including loss of interest, treble damages and forfeiture of principal.

Enhanced Yield Investments consist of Mezzanine Investments and Other Investments. Mezzanine Investments are investments that are designed to yield a projected return over the life of the investment that is higher than secured debt financing, but lower than equity financing. Mezzanine Investments represent a layer of corporate financing between equity and senior debt. Senior debt is debt typically provided by financial institutions on a secured basis. Other Investments include all securities invested in by the Trust that are not Mezzanine Investments, including High Yield Debt Investments (commonly referred to as "junk bonds"), Venture Investments, Bridge Investments and Publicly Traded Securities. Enhanced Yield Investments may include investments in financially troubled companies, including companies undergoing workouts or whose outstanding debts have been restructured. The sensitivity of such companies to general economic conditions, such as recessions or changes in interest or inflation rates, fluctuations in local or general business conditions, increases in operating expenses, work stoppages or other labor disputes or disputes with suppliers or customers, will be heightened due to such financial troubles.

Furthermore, since the Trust generally will invest in less than investment grade or in unrated securities, the financial risks associated with its investments will be very high. The Trust's investments generally will be made in unrated securities purchased in private placements.

EFFECT OF INTEREST RATE SENSITIVITY ON SENIOR DEBT
Fluctuations in interest rates may have an adverse impact on the Trust indirectly through the effect of interest rate fluctuations on Portfolio Companies. Many of the Trust's investments will be Enhanced Yield Investments consisting primarily of subordinated debt and equity securities issued by Portfolio Companies that have also issued senior debt. The payment of any amounts due on the Trust's investment will, therefore, generally be subject to the payments due, if any, on debt senior to the Trust's investment. Furthermore, since senior debt typically bears interest at a floating rate, while other debt typically does not, increased interest rates may shift more of a company's available funds to the senior lenders. If a Portfolio Company cannot generate sufficient cash flow to meet such increased interest payments the shift of funds to senior lenders could decrease or eliminate the amount realized on the Trust's investment.

ILLIQUIDITY OF THE INVESTMENTS
Most of the investments of the Corporation consist of securities acquired directly from their issuers in private transactions. They are usually subject to restrictions on resale and are generally illiquid. Usually there is no established trading market for such securities into which they could be sold. In addition, most of the securities are not eligible for sale to the public without registration under the Securities Act of 1933, as amended, which would involve delay and expense. Restricted securities generally sell at a price lower than similar securities that are not subject to restrictions on sale.

LIQUIDATION OF INVESTMENTS
The Trust will terminate upon the liquidation of all of its investments, but no later than June 21, 2007. However, the Independent Trustees have the right to extend the term of the Trust for up to two (2) additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years. If the Trust's debt investments do not mature prior to the end of the Trust's term, or if the Trust is not otherwise able to liquidate such investments in the normal course of business prior to the expiration of its term, the Trust could incur substantial capital losses resulting from the liquidation of debt securities prior to their maturity if interest rates at the time of liquidation are higher than the interest rates earned by such debt securities. The Trust Advisor will seek to negotiate maturities of investments within the stated term of the Trust. If the Trust is unable to sell or liquidate its equity interests or other securities before the end of the Trust's term and the Trust is forced to liquidate in a short period of time, there will be a substantial discount taken in order to sell the security.

FOLLOW-ON INVESTMENTS
Following its initial investment, the Trust may make additional debt and equity investments in Portfolio Companies ("Follow-On Investments") to increase its investment in a Portfolio Company, to convert convertible securities that were acquired in the original financing, to exercise warrants and options, to preserve the Trust's proportionate ownership when a subsequent financing is pursued or made or to protect the Trust's initial investment when a Portfolio Company's performance does not meet expectations. The Trust will have the discretion to make any Follow-On Investments as it determines, subject to the availability of capital. The failure to make such Follow-On Investments may, in certain circumstances, jeopardize the continued viability of a Portfolio Company and the Trust's initial investment. The necessity of making Follow-On Investments and the level of the minimum number of Shares that may be sold may limit the number of companies in which the Trust has the ability to invest. There can be no assurance that the Trust will have sufficient funds to make necessary Follow-On Investments or that, following a Follow-On Investment, the Trust will not lose the entire amount of its initial and Follow-On Investment. In deciding whether to make a Follow-On Investment, the Trust Advisor will exercise its business judgment and apply similar criteria as it does with initial investments.

DISTRIBUTIONS TO INVESTORS
The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Trustees and made within sixty days of the end of each quarter. No distributions have been made to investors since 1999. Distributions from the SBIC to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. Accordingly, the SBIC had no distributable cash. No assurance can be provided that any distributions will be made in the future.

LEVERAGE
The SBIC issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC was required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement ("Agreement") with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2005, $6,075,209 is outstanding under the loan agreement. The note payable is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

COMPETITION FOR INVESTMENTS
A large number of entities and individuals compete for the kinds of investments made by the Trust. Many of these entities and individuals have greater financial resources than the Trust. As a result of this competition, the Trust may be precluded from entering into attractive transactions on terms considered by the Trust Adviser to be prudent in light of the risks to be assumed.

INTEREST RATE AND STOCK MARKET FLUCTUATIONS
The Trust anticipates that Enhanced Yield Investments generally will pay interest at fixed rates. Therefore, if interest rates generally rise while such investments are outstanding, Investors in the Trust may receive interest income at lower rates than are then prevailing in the market place.

General fluctuations in the prices of securities on the stock markets may affect the value of the investments held by the Trust. Moreover, the business plans of certain Portfolio Companies may include the sale of segments of their business. Stock market fluctuations may affect the amount Portfolio Companies can receive from the sale of certain segments of their businesses, which will affect the value of the Trust's investment in those Portfolio Companies.

LIMITED NUMBER OF INVESTMENTS AND INDUSTRY CONCENTRATION
While the Trust Advisor intends to limit the exposure of the Trust's capital in any single investment, the Trust's capital will be invested in a limited number of Portfolio Companies, and financial difficulty on the part of any single Portfolio Company will expose it to a greater risk of loss than would be the case if it were a "diversified" company holding numerous investments.

The Trust intends to spread its investments among several industries. If the most attractive Enhanced Yield Investments available to the Trust Advisor and the Trust are concentrated in a small number of industries, the Trust's portfolio may become concentrated in those industries. As such, the Trust may be exposed to the risk of adverse developments in or affecting any industry to a greater extent than if its investments were dispersed over a greater variety of industries.

TAXATION OF THE TRUST AS A CORPORATION
The anticipated tax consequences to Shareholders of an investment in the Trust, such as the pass-through of income, gain, losses and other deductions, depends upon the classification of the Trust as a partnership, rather than an association taxable as a corporation, for federal income tax purposes. The Trust has not requested an advance ruling from the Internal Revenue Service (the "IRS") that it be treated as a partnership for federal income tax purposes. The IRS would likely deny any such request since the Trust will not satisfy all of the requirements contained in published IRS Procedures for obtaining such an advance ruling. Instead, Bradley & Riley, P.C., counsel to the Trust, has delivered its opinion that, provided the Trust is not a publicly traded Trust, the Trust will be classified is a partnership for federal income tax purposes. Unlike a tax ruling, an opinion of counsel has no binding effect on the IRS and there can be no assurance that the IRS will not challenge the classification of the Trust as a partnership for federal income tax purposes. Moreover, continued eligibility of the Trust for classification as a partnership will depend on no adverse changes of law and the Trust's not becoming a publicly traded partnership as described below. Since the Trust will not be eligible for the tax treatment available to investment companies registered as such under the Investment Company Act, the Trust would be required to pay income tax at corporate tax rates on its net income if it were classified as an association taxable as a corporation.

In recent years, the Treasury Department and members of Congress have on multiple occasions proposed to classify trusts and limited partnerships with interests which are widely held, such as the Trust, as corporations rather than partnerships for federal income tax purposes. The Internal Revenue Code of 1986 was amended to provide that certain "publicly traded partnerships" will be classified as corporations for federal income tax purposes. The Declaration of Trust provides for the Trust to satisfy one of certain safe harbors for avoiding classification as a publicly traded partnership contained in an IRS Advance Notice and proposed Regulations recently issued by the IRS. Accordingly, it is not anticipated that the Trust will be a publicly traded partnership. However, there is no assurance that regulations will not be promulgated or legislation will not be passed that would cause the Trust to be classified as a corporation or publicly traded partnership. The Declaration of Trust provides that if it appears likely that the Trust will be classified as a corporation or a publicly traded partnership for federal income tax purposes, the Trust Advisor may take such steps as it deems necessary to minimize the adverse tax consequences of such classification. Such steps could include the amendment of the Declaration of Trust, reorganization of the Trust as a regulated investment company pursuant to section 851 of the Code, liquidation of the Trust or such other steps as may be deemed appropriate to the Trust Advisor and the Independent Trustees at such time.

TAX CONSIDERATIONS FOR FOREIGN INVESTORS
The tax treatment applicable to a foreign Investor who invests in the Trust is complex and subject to uncertainty and will vary depending upon the particular circumstances of a particular Investor. Foreign Investors should consult their tax advisers with respect to the possible federal, state, local and foreign tax consequences of an investment in the Trust.

RELIANCE ON THE TRUST ADVISOR
Pursuant to the Management Agreement between the Trust and the Trust Advisor, the Trust will only make Enhanced Yield Investments recommended by the Trust Advisor. Accordingly, an Investor in the Shares must rely upon the ability of the Trust Advisor in identifying, structuring and making Enhanced Yield Investments consistent with the Trust's investment objectives and Policies. There are no employment agreements between the Trust Advisor and its key management personnel. No assurances can be given as to the continuing availability of such management services during the life of the Trust. Such management services could cease to be available to the Trust under various circumstances, including a change in the control of the Trust Advisor. Furthermore, management will not be evaluated by the Shareholders.

TRUST ADVISOR'S BROAD DISCRETION OVER THE USE OF PROCEEDS
All decisions with respect to the management of the Trust will be made exclusively by the Independent Trustees and the Trust Advisor. Shareholders have no right or power to take part in the management of the Trust. Accordingly, no person should purchase Shares unless such person is willing to entrust the management of the Trust to the Trust Advisor, subject to overall supervision of the Independent Trustees.

An Investor will not have the opportunity to evaluate personally the relevant economic, financial and other information that will be utilized by the Trust Advisor in its selection, structuring, monitoring and disposition of investments and will not receive the detailed financial information prepared by Portfolio Companies that is available to the Trust Advisor.

NO MARKET FOR SHARES; SHARES ARE ILLIQUID SECURITIES
The Shares will only be transferable in accordance with certain restrictions in the Declaration of Trust and may be affected by restrictions on resales imposed by the laws of some states. A Shareholder may not transfer a Share unless the Shareholder represents and provides documentation satisfactory in form and substance to the Trust Advisor that such transfer was not effected through a broker dealer or matching agent that makes a market in Shares or that provides a readily available, regular and ongoing opportunity to Shareholders to sell or exchange their Shares through a public means of obtaining or providing information of offers to buy, sell or exchange Shares. In the case of the sale of a Share, the Trust Advisor must determine that such sale, assignment or transfer would not, by itself or together with any other sales, transfers or assignments, likely result in the Trust's being classified as a publicly traded partnership. A transferor will not be required to make the representations described above if he represents that the transfer is affected through an agent whose procedures have been approved by the Trust Advisor as consistent with the requirements for avoiding classification as a publicly traded partnership. The Declaration of Trust also prohibits the transfer of Shares to certain transferees. There is presently no public market for the Shares, and there are restrictions contained in the Declaration of Trust that are intended to prevent the development of a public market. Consequently, Shareholders may not be able to liquidate their investment in the event of emergency or for any other reason. Such factors may also affect the price which a Shareholder would be able to obtain for Shares.

REGULATION
The Trust has elected to be treated as a business development company under the Investment Company Act. Such Act imposes restrictions on the activities of the Trust, including restrictions on the nature of its investments, the use of borrowed funds for Trust purposes and its issuance of securities, options, warrants or other rights, and requires that a majority of the Trustees of the Trust be individuals who are not "interested persons" of the Trust as defined in the Investment Company Act. Such restrictions may prohibit the purchase of certain Enhanced Yield Investments that would otherwise be suitable for investment by the Trust or render such purchases inadvisable.

Because there are no judicial and few administrative interpretations of portions of the legislation applicable to the Trust, there is no assurance that the legislation will be interpreted or administratively implemented in a manner consistent with the Trust's objectives and intended manner of operation. If the Trust Advisor, with the approval of the Trustees of the Trust, determines that the Trust cannot operate effectively under the Investment Company Act, the Trust Advisor, with the approval of the Trustees, may at some future date decide to withdraw the Trust's election as a business development company and transform it into an operating company not subject to regulation under the Investment Company Act or cause it to liquidate. Such changes may not be effected without the approval of the Shareholders holding a majority of the outstanding Shares of the Trust.

The Trust is regulated by the SEC and its subsidiary, Berthel SBIC, is regulated by the SBA. In addition, changes in the laws or regulations that govern the Trust and SBIC may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

CONFLICTS OF INTEREST
The Trust Advisor, the Corporate Trustee and their Affiliates, including the Dealer Manager and its parent, Berthel Fisher & Company, may be subject to various conflicts of interest in connection with their relationships and transactions with the Trust. The contractual and other arrangements between the Trust and the Trust Advisor, the Corporate Trustee and their Affiliates, including the Dealer Manager, have not been established by arm's length negotiations. Such conflicts of interest may include the following: transactions with the Trust and Portfolio Companies; conflicts as to investment opportunities; timing of disposition of trust investments; allocation of the Trust Advisor's time and services; other relationships with Portfolio Companies; participation by an Affiliate as Dealer Manager; and lack of separate representation.

Item 1B. Unresolved Staff Comments
         -------------------------
None.

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

                                           Number of Shareholders     Number of Shares
         Title of Class                     at February 1, 2006      at February 1, 2006
         -------------------------------------------------------------------------------
         Shares of Beneficial Interest              880                   10,541

The Trust accrued an underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June
21, 1997, the final closing. Shareholders were paid $250,000 in July 1996 and $493,897 in July 1997, leaving $522,791 of the underwriting return remaining to be paid. There remains to be paid $3,610, which represents interest earned by the Trust on the investor's funds held in escrow through the initial closing.
Since the final closing, a priority return at 8% simple interest has been accrued. The earned priority return amounted to $843,280, $843,280, $843,280, $845,590, and $843,199 in 2001, 2002, 2003, 2004, and 2005, respectively. No priority return distributions have been paid since 1999. Priority return distributions payable at December 31 of each year were $2,612,138, $3,455,418, $4,298,698, $5,144,288, and $5,987,487 for 2001, 2002, 2003, 2004, and 2005,
respectively.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2005. Distributions from the SBIC to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA.
Accordingly, the SBIC had no distributable cash.

Item 6.  Selected Financial Data
         -----------------------
                                                                          Year Ended December 31
                                               --------------------------------------------------------------------------
                                               2005              2004             2003             2002              2001
----------------------------------------------------------------------------------------------------------------------------
Total assets                             $   7,954,366     $   8,449,498    $    8,968,700    $   9,558,093    $  11,478,789
Debentures payable                           6,075,209         7,426,919         7,709,172        9,500,000        9,500,000
Net increase (decrease) in
 net assets                                    670,365          (611,176)        1,302,461       (1,907,247)      (2,126,852)
Unrealized gain (loss)
 on investments                                944,615             3,773         1,916,997        1,682,463       (1,157,960)
Realized gain (loss)
 on investments                                461,534               -0-           173,355       (2,978,023)        (486,372)
Net increase (decrease) in
 net assets per beneficial share                 63.60            (57.98)           123.56          (180.94)         (201.78)
Distributions per beneficial share                 -0-               -0-               -0-              -0-              -0-

The above selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Critical Accounting Policy
The Trust's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified it most critical

                                       11

accounting policy to be that related to the valuation of loans and investments. The Trust's valuation of loans and investments incorporates a variety of risk considerations, both quantitative and qualitative in establishing a valuation of loans and investments that management believes is appropriate at each reporting date. Quantitative factors for the valuation of loans and investments include the Trust's cost of the investment, terms and liquidity of the warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market prices of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of the investments. Quantitative factors also incorporate known information about individual loans and investments. Qualitative factors include the general economic environment in the Partnership's markets, including economic conditions throughout the Midwest and in particular the state of certain industries. Management may report a materially different amount for the provision for loan and lease losses in the statement of operations to change the valuation of loans and investments if its assessment of the above factors were different. Although management believes the valuation of loans and investments as of both December 31, 2005 and 2004 were adequate, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations
Net investment income (loss) reflects revenues and expenses excluding realized and unrealized gains and losses on investments. Interest income for the past three years is summarized as follows:

                                    2005             2004              2003
                                    ----             ----              ----
     Portfolio investments     $     103,357     $     254,567    $     370,740
     Money market                      3,303             2,901           14,863
                               -------------     -------------    -------------
     Interest income           $     106,660     $     257,468    $     385,603
                               =============     =============    =============

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. Dividend income was $74,643 in 2005, $93,434 in 2004, and $142,356 in
2003, reflecting dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $211,257 in 2005, $227,834 in 2004, and $228,541 in 2003. The decrease is a result of the lower investment base. Management fees are accrued and payable to the Trust Advisor, in accordance with the management agreement.

Trustee fees represent compensation for services rendered to the Trust. Each Independent Trustee is paid $1,000 per month plus $1,000 per board meeting attended, up to a maximum of $24,000 in meeting fees per year.

Professional fees were $69,360, $95,571, and $86,977 in 2005, 2004, and 2003, respectively, and include legal, accounting, and other expenses. The other expenses is the accrual of fees, which have been paid by the Trust Advisor, for an investment banking firm to assist in the process of liquidating the SBIC's portfolio, with the goal of maximizing values through mergers, sales, etc. of the portfolio companies.

Other general and administrative expenses were $53,035 in 2005, $46,795 in 2004, and $243,738 in 2003. The increased amount in 2003 is primarily the result of amortization expense of $194,987 to write off the remaining deferred financing costs.

In accordance with the SBA loan agreement, discussed in more detail below, the Trust continues to accrue the management fees, but is not paying them. Management fees payable to the Trust Advisor are $515,731 as of December 31, 2005. The Trust does not have sufficient cash available to pay the trustee fees. Fees payable to the trustees were $66,000 as of December 31, 2005.

Interest expense is on the note payable to the SBA and was $556,276 in 2005, $572,585 in 2004, and $730,356 in 2003. The Trust issued debentures totalling $9,500,000 for which the SBA has demanded repayment; this debt was refinanced during 2003, as described in the following paragraph.

During the years ended December 31, 2005 and 2004, the Trust continues to have a deficiency in net assets, as well as net investment losses during the years ended December 31, 2005, 2004, and 2003. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of December 31, 2005, total assets and liabilities of the Trust are $7,954,366 and $13,379,582, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The changes in unrealized gains and losses and the realized gains and losses on investments recognized during the previous three years are summarized below:

Unrealized gains (losses):                   2005          2004           2003
--------------------------                   ----          ----           ----
Childs & Albert, Inc.                     $(472,065)    $      -0-    $      -0-
Physicians Total Care, Inc.                1,100,000           -0-           -0-
EDmin.com                                        -0-     (631,264)        43,788
Media Sciences International                (50,382)       635,037        12,545
FutureMatrix Interventional, Inc.                -0-           -0-     1,694,694
 (formerly Futuremed)
Pickerman's Development Company              633,032           -0-           -0-
IMED Devices, Inc.                         (265,970)           -0-       165,970
                                          ----------    ----------    ----------
Total unrealized gain (loss)              $  944,615    $    3,773    $1,916,997
                                          ==========    ==========    ==========

Realized gains (losses):                     2005          2004           2003
------------------------                     ----          ----           ----
FutureMatrix Interventional, Inc.         $      -0-    $      -0-    $   35,924
Hicklin Engineering, LLC                         -0-           -0-       137,431
International Pacific Seafoods               100,000           -0-           -0-
Media Sciences International                 994,566           -0-           -0-
Pickerman's Development Company            (633,032)           -0-           -0-
                                          ----------    ----------    ----------
Total realized gain (loss)                $  461,534    $      -0-    $  173,355
                                          ==========    ==========    ==========

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

The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics. The Trust's investments at December 31, 2005, 2004, and 2003 are summarized by type of investment in the table below.

                                                    December 31, 2005
                                                    -----------------
                                              Cost                   Fair Value
                                        --------------             -------------
Debt securities and loans               $    2,024,420             $   1,916,625
Preferred stocks                             1,139,479                 1,139,479
Warrants to purchase common stock              186,209                 2,471,504
Common stocks                                2,293,506                 2,082,973
                                        --------------             -------------
                                        $    5,643,614             $   7,610,581
                                        ==============             =============

                                                    December 31, 2004
                                                    -----------------
                                              Cost                   Fair Value
                                        --------------             -------------
Debt securities and loans               $    2,770,079             $   1,402,101
Preferred stocks                             1,094,007                 1,094,007
Warrants to purchase common stock              259,058                 2,543,569
Common stocks                                2,934,286                 3,040,105
                                        --------------              ------------
                                        $    7,057,430             $   8,079,782
                                        ==============             =============

                                                    December 31, 2003
                                                    -----------------
                                              Cost                   Fair Value
                                        --------------             -------------
Debt securities and loans               $    3,434,017             $   2,066,038
Preferred stocks                             1,008,915                 1,640,180
Warrants to purchase common stock              259,058                 2,543,569
Common stocks                                2,934,286                 2,405,068
                                        --------------             -------------
                                        $    7,636,276             $   8,654,855
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

Liquidity and Capital Resources
Net cash from operating activities was a net source of cash of $1,428,624 in 2005 compared to a net source of cash of $293,500 in 2004. This increase in cash flow is primarily due to the net changes in loans and investments. The Trust had a net use of cash for financing activities of $1,351,710 and $282,253 in 2005 and 2004, respectively, relating to the payment of debt to the SBA.

During the years ended December 31, 2005 and 2004, the Trust continues to have a deficiency in net assets, as well as net investment losses during the years ended December 31, 2005, 2004, and 2003. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

The loan agreement with the SBA is due as follows:

                   Maturity Date                      Amount
                   -------------                      ------
                   September 1, 2007                  $6,075,209

As of December 31, 2005, total assets and liabilities of the Trust are $7,954,366 and $13,379,582, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2005. Distributions from the SBIC to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. Accordingly, the SBIC had no distributable cash.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Accrued underwriting and priority returns amounted to $6,513,888, $5,670,689, and $4,825,099 as of December 31, 2005, 2004, and 2003,
respectively. No distributions have been paid to beneficial owners of the Trust since 1999.

Inflation
The Trust does not believe that moderate rates of inflation experienced in the United States over the last three years have had a material effect on its operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------
The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock, or rights to acquire common stock. Securities held for investment are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

As of December 31, 2005, the portfolio is valued at fair value, as determined by the Trustees. In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees rely on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At December 31, 2005, the amount at risk was $7,610,581 and consisted of the following:

                                              Cost                 Fair Value
                                        --------------           -------------
Debt securities and loans               $    2,024,420           $   1,916,625
Preferred stocks                             1,139,479               1,139,479
Warrants to purchase common stock              186,209               2,471,504
Common stocks                                2,293,506               2,082,973
                                        --------------           -------------
                                        $    5,643,614           $   7,610,581
                                        ==============           =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $6,075,209 as of December 31, 2005, which represents the fair value of the loan to the SBA.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The following financial statements and related information as of the years ended December 31, 2005, 2004 and 2003 are included in Item 8:

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

MCGLADREY & PULLEN
Certified Public Accountants





Report Of Independent Registered Public Accounting Firm




To the Independent Trustees and Stockholders
Berthel Growth & Income Trust I
Marion, Iowa

We have audited the accompanying consolidated statements of assets and liabilities of Berthel Growth & Income Trust I and subsidiary ("Trust") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in net assets (liabilities) and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berthel Growth & Income Trust I and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements for the years ended December 31, 2005, 2004 and 2003 have been prepared assuming that the Trust will continue as a going-concern. As discussed in Note 1 to the financial statements, the Trust continues to have a deficiency in net assets, as well as net losses. In addition, Berthel SBIC, LLC, a wholly owned subsidiary of the Trust, has agreed to liquidate its portfolio assets in order to pay its indebtedness to the United States Small Business Administration. These events raise substantial doubt about the Trust's ability to continue as a going-concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

As discussed in Note 1, the investment securities included in the financial statements have been valued by the Independent Trustees ("Trustees") using valuation criteria applicable to the licensee. These criteria were established in accordance with Section 310(d)(2) of the Small Business Investment Act of 1958, as amended, and 13 CFR 107.503(e)(2) of the SBA regulations. Such investment securities have been valued at $7,610,581 (96% of assets) and $8,079,782 (96% of assets) as of December 31, 2005 and 2004, respectively, whose values have been estimated by the Trustees in the absence of readily ascertainable market values. We have reviewed the procedures used by the Trustees in preparing the valuations of investment securities and have inspected the underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, in the case of those securities with no readily ascertainable market value, because of the inherent uncertainty of the valuation, the Trustees' estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.





Cedar Rapids, Iowa
February 7, 2006



Berthel Growth & Income Trust I

Consolidated Statements Of Assets And Liabilities
December 31, 2005 And 2004



Assets (Note 6)                                                              2005            2004
-----------------------------------------------------------------------------------------------------
Loans and Investments (cost 2005 $5,643,614;
  2004 $7,057,430) (Notes 2, 4 and 8)                                    $  7,610,581    $  8,079,782
Cash and cash equivalents                                                     336,447         259,533
Interest and dividends receivable, net of allowance for
  doubtful accounts (Note 2)                                                    7,338         110,183
                                                                         ------------    ------------
                                                                         $  7,954,366    $  8,449,498
                                                                         ============    ============



Liabilities and Net Assets (Liabilities)
-----------------------------------------------------------------------------------------------------
Liabilities:
  Accrued interest payable                                               $       --      $     97,014
  Accounts payable and other accrued expenses (Note 4)                        110,169          87,519
  Due to affiliate (Notes 3 and 4)                                            680,316         418,906
  Deferred income                                                                --               833
  Distributions payable to stockholders (Note 5)                            6,513,888       5,670,689
  Note payable (Note 6)                                                     6,075,209       7,426,919
                                                                         ------------    ------------
                                                                           13,379,582      13,701,880
                                                                         ------------    ------------

Net Assets (Liabilities), equivalent to $(514.68) per share in 2005;
$(498.28) per share in 2004:
Shares of beneficial interest, net of syndication costs of $1,507,237;
  25,000 shares authorized, 10,541 shares issued and
  outstanding in 2005 and 2004                                             (2,632,677)     (1,053,694)
Accumulated net realized losses                                            (4,759,506)     (5,221,040)
Accumulated net unrealized gains                                            1,966,967       1,022,352
                                                                         ------------    ------------
                                                                           (5,425,216)     (5,252,382)
                                                                         ------------    ------------
                                                                         $  7,954,366    $  8,449,498
                                                                         ============    ============

See Notes to Consolidated Financial Statements





Berthel Growth & Income Trust I

Consolidated Statements Of Operations
Years Ended December 31, 2005, 2004 And 2003



                                                        2005           2004           2003
---------------------------------------------------------------------------------------------
Revenue:
  Interest income                                   $   106,660    $   257,468    $   385,603
  Dividend income                                        74,643         93,434        142,356
  Application, closing and other fees                       833          5,000          7,592
                                                    -----------    -----------    -----------
          Total revenue                                 182,136        355,902        535,551
                                                    -----------    -----------    -----------

Expenses:
  Management fees (Note 4)                              211,257        227,834        228,541
  Administrative services                                 3,992          4,066          9,830
  Trustee fees (Note 4)                                  24,000         24,000         24,000
  Professional fees                                      69,360         95,571         86,977
  Interest expense (Notes 3 and 6)                      556,276        572,585        730,356
  Other general and administrative expenses              53,035         46,795        243,738
                                                    -----------    -----------    -----------
          Total expenses                                917,920        970,851      1,323,442
                                                    -----------    -----------    -----------

          Net investment (loss)                        (735,784)      (614,949)      (787,891)
                                                    -----------    -----------    -----------

Change in unrealized gain on investments (Note 2)       944,615          3,773      1,916,997

Realized gain on investments (Note 2)                   461,534           --          173,355
                                                    -----------    -----------    -----------
          Net gain on investments                     1,406,149          3,773      2,090,352
                                                    -----------    -----------    -----------

          Net increase (decrease) in net assets     $   670,365    $  (611,176)   $ 1,302,461
                                                    ===========    ===========    ===========

Per beneficial share data:
  Revenue                                           $     17.28    $     33.76    $     50.80
  Expenses                                               (87.08)        (92.10)       (125.55)
                                                    -----------    -----------    -----------
          Net investment (loss)                          (69.80)        (58.34)        (74.75)
                                                    -----------    -----------    -----------

Change in unrealized gain on investments                  89.61           0.36         181.86
Realized gain on investments                              43.79           --            16.45
                                                    -----------    -----------    -----------
          Net gain on investments                        133.40           0.36         198.31
                                                    -----------    -----------    -----------

          Net increase (decrease) in net assets     $     63.60    $    (57.98)   $    123.56
                                                    ===========    ===========    ===========

Weighted average shares                                  10,541         10,541         10,541
                                                    ===========    ===========    ===========


See Notes to Consolidated Financial Statements





Berthel Growth & Income Trust I

Consolidated Statements Of Changes In Net Assets (Liabilities)
Years Ended December 31, 2005, 2004 And 2003



                                                        Shares of
                                                    Beneficial Interest      Accumulated     Accumulated     Total Net
                                                 -------------------------   Net Realized   Net Unrealized    Assets
                                                   Shares         Amount        (Losses)    Gains (Losses) (Liabilities)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                            10,541   $ 2,038,016    $(5,394,395)   $  (898,418)   $(4,254,797)
  Net investment (loss)                                 --        (787,891)          --             --         (787,891)
  Unrealized gain on investments                        --            --             --        1,916,997      1,916,997
  Realized gain on investments                          --            --          173,355           --          173,355
  Distributions payable to stockholders
    ($80 per beneficial share)                          --        (843,280)          --             --         (843,280)
                                                 -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2003                            10,541       406,845     (5,221,040)     1,018,579     (3,795,616)
  Net investment (loss)                                 --        (614,949)          --             --         (614,949)
  Unrealized gain on investments                        --            --             --            3,773          3,773
  Realized gain on investments                          --            --             --             --             --
  Distributions payable to stockholders
    ($80 per beneficial share)                          --        (845,590)          --             --         (845,590)
                                                 -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2004                            10,541    (1,053,694)    (5,221,040)     1,022,352     (5,252,382)
  Net investment (loss)                                 --        (735,784)          --             --         (735,784)
  Unrealized gain on investments                        --            --             --          944,615        944,615
  Realized gain on investments                          --            --          461,534           --          461,534
  Distributions payable to stockholders
    ($80 per beneficial share)                          --        (843,199)          --             --         (843,199)
                                                 -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2005                            10,541   $(2,632,677)   $(4,759,506)   $ 1,966,967    $(5,425,216)
                                                 ===========   ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements

                                                            21



Berthel Growth & Income Trust I

Consolidated Statements Of Cash Flows
Years Ended December 31, 2005, 2004 And 2003



                                                               2005           2004           2003
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net increase (decrease) in net assets                    $   670,365    $  (611,176)   $ 1,302,461
  Adjustments to reconcile net increase (decrease)
    in net assets to net cash provided by
    operating activities:
    Amortization of deferred financing costs                      --             --          198,336
    Accretion of discount on debt securities                   (14,120)       (21,062)       (29,615)
    Change in unrealized (gain) on investments                (944,615)        (3,773)    (1,916,997)
    Realized (gain) on investments                            (461,534)          --         (173,355)
    Changes in operating assets and liabilities:
      Loans and investments                                  1,889,470        599,908      1,624,145
      Interest and dividends receivable                        102,845        (44,624)        10,032
      Accrued interest payable                                 (97,014)        26,838       (197,152)
      Accounts payable and other accrued expenses               22,650         21,200         19,002
      Due to affiliate                                         261,410        331,189         84,717
      Deferred income                                             (833)        (5,000)        (7,593)
                                                           -----------    -----------    -----------

          Net cash provided by operating activities          1,428,624        293,500        913,981
                                                           -----------    -----------    -----------

Cash Flows (Used In) Financing Activities,
  payment of note payable                                   (1,351,710)      (282,253)    (1,790,828)
                                                           -----------    -----------    -----------

          Net increase (decrease) in cash and
          cash equivalents                                      76,914         11,247       (876,847)

Cash and Cash Equivalents:
  Beginning                                                    259,533        248,286      1,123,502
                                                           -----------    -----------    -----------
  Ending                                                   $   336,447    $   259,533    $   246,655
                                                           ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information,
  cash paid for interest                                   $   653,290    $   545,747    $   927,508

Supplemental Disclosure of Noncash Financing Activities,
  distributions payable to stockholders                        843,199        845,590        843,280


See Notes to Consolidated Financial Statements.



Berthel Growth & Income Trust I

Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 1.   Organization and Significant Accounting Policies


Organization:

     Berthel Growth & Income Trust I (the "Trust") is registered under the Investment Company Act of 1940, as amended, as a nondiversified, closed-end management investment company electing status as a business development company. The Trust was formed on February 10, 1995 under the laws of the State of Delaware and received approval from the Securities and Exchange Commission to begin offering shares of beneficial interest (the "Shares") effective June 21, 1995. The Trust's investment objective is to achieve capital appreciation in the value of its net assets and to achieve current income principally by making investments through private placements in securities of small and medium-sized privately and publicly owned companies. Securities to be purchased will consist primarily of subordinated debt, common stock or preferred stock, combined with equity participation in common stock or rights to acquire common stock. The Trust offered a minimum of 1,500 shares and a maximum of 50,000 shares at an offering price of $1,000 per share. The minimum offering of 1,500 shares sold was reached on August 30, 1995. The offering period expired June 21, 1997.

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

     Going-concern considerations: During the years ended December 31, 2005 and 2004, the Trust continues to have a deficiency in net assets as well as net investment losses. In addition, the SBIC was in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the Small Business Administration advising that the SBIC must cure its default on the outstanding debentures prior to March 22, 2002. Since March 2002, the capital impairment violation has not been cured.

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



Berthel Growth & Income Trust I

Notes To Consolidated Financial Statements
-----------------------------------------------------------------------------------------------------------------------------------

Note 2.   Loans and Investments

                                                                                                                 Valuation
                                                                                                          -------------------------
     Company                                                            Security                            2005            2004
-----------------------------------------------------------------------------------------------------------------------------------
Communications and Software:
   EDmin.com, Inc.
   ---------------
     Provider of internet-based software products,        261,203 and 249,835 shares of 9%
     technology planning and systems integration          Cumulative Redeemable Convertible Series
     to educational institutions.                         A Preferred Stock as of December31, 2005
                                                          and 2004, respectively; call options
                                                          beginning May 2004; unrealized gain
                                                          (loss) of $(586,264) in 2004 and $43,788
                                                          in 2003 based on fair market value; cost
                                                          $972,812 (at December 31 2005).              $    972,812    $    927,340

                                                          Warrant to purchase 20,000 common shares
                                                          at $4 per share expiring December 2004,
                                                          unrealized loss of $(45,000) recognized
                                                          in 2004 due to operations of the
                                                          company] cost $0. *                                  --              --


   Media Sciences International, Inc.                     Warrants and options to purchase 20,000
   ----------------------------------                     and 118,000 common shares as of December
   (Formerly Cadapult Graphic Systems, Inc.)              31, 2005 and 2004, respectively, at prices
   ----------------------------------------               ranging from $.65 to $3.13 per share,
     Provider of computer graphic systems,                expiring December 2009 through July 2011,            --              --
     peripherals, supplies and services to                cost $0.*
     visual communicators and graphics
     professionals.                                       409,200 and 1,112,797 shares of common
                                                          stock as of December 31, 2005 and 2004,
                                                          respectively; unrealized loss of $50,382
                                                          in 2005 and unrealized gain of $635,037
                                                          and $12,545 in 2004 and 2003, respectively,
                                                          due to market conditions; cost basis
                                                          $373,138 (at December 31, 2005)                   939,114       1,639,135
                                                                                                       ------------    ------------


Total communications and software (25% and 32% of total loans and investments as of
  December 31, 2005 and 2004, respectively)                                                               1,911,926       2,556,475
                                                                                                       ------------    ------------


Health Care Products and Services:
   Physicians Total Care, Inc.
   ---------------------------
     Provider of prescription medication systems          10% uncollateralized note due on demand,        1,100,000            --
     to physicians' offices for point-of-care             unrealized gain of $1,1000,000 in 2005
     dispensing to patients.                              based on receipt of $500,000 subsequent to
                                                          year-end, cost $807,795.*
                                                          Warrants to purchase 350,000 common                  --              --
                                                          shares at $.035 to $5 per share(upon the
                                                          occurrence of a specified event, 210,000
                                                          shares have an exercise price of $1 per
                                                          share), expiring September 2006 with put
                                                          options beginning October 2004 and
                                                          terminating upon the occurence of a
                                                          specified event, cost $0*.
                                                          700 shares of common stock, cost $4,000.*            --              --



   Inter-Med Inc.                                         2,491.3031 common shares; put options
   --------------                                         beginning May 2006 and call options
     Manufacturer and importer of products                beginning May 2007, both expiring upon
     for the U.S. dental market                           the occurrence of a specified event,
                                                          cost $672,279. *                                  672,279         672,279

                                                          12% promissory note, $50,000 due July
                                                          2006, cost $49,655 (at December 31, 2005).         49,555         196,792
                                                                                                       ------------    ------------
                                                                  Subtotal forward                     $  1,821,834    $    869,071





Berthel Growth & Income Trust I

Notes To Consolidated Financial Statements
-----------------------------------------------------------------------------------------------------------------------------------

Note 2.       Loans and Investments (Continued)
                                                                                                         Valuation         Valuation
                                                                                                         ---------         ---------
             Company                                                    Security                            2005             2004
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    Subtotal forward                   $  1,821,834    $    869,071
   Future Matrix lnterventional, Inc.                     Warrants to purchase 383,111 shares of
   ---------------------------------                      common stock at $.01 per share, expiring
     (formerly Futuremed)                                 February 2007 with put options beginning
     Medical device manufacturer.                         February 2005 or upon the occurrence of
                                                          a specified event, unrealized gain of
                                                          $1,694,694 in 2003 based on operating
                                                          results, cost $102,640. *                       2,460,000       2,460,000

                                                          1,899,783 shares of CeloNova Biosciences,
                                                          Inc, (f/k/a IMED) common stock (a Future
                                                          Malrix affiliate); unrealized loss of
                                                          $265,970 in 2005; unrealized gain of
                                                          $165,970 in 2003 based on operating
                                                          results, cost $0.*                                   --           265,970
                                                                                                       ------------    ------------

Total health care products and services (56% and 44% of total loans and investments as of
  December 31, 2005 and 2004, respectively)                                                               4,281,834       3,595,041
                                                                                                       ------------    ------------


Manufacturing:
   Feed Management Systems
   -----------------------                                435,590 shares of Feed Management
   (Formerly Easy Systems, Inc.                           Systems common stock, converted from
     Provides control systems and proprietary             Easy Systems Series B Cumulative
     software primarily for the agricultural              Redeemable Preferred Stock and 11%
     industry.                                            unsecured subordinated debenture, cost
                                                          $1,077,422.                                       304,913         304,913

   The Scbebler Company                                   13% subordinated note due June 2006,
   --------------------                                   cost $166,666 (at December 31, 2005).             166,666         166,118
     Manufacturer of industrial equipment.
                                                          Warrants to purchase 1,66% of common
                                                          shares at $01 per share, with put
                                                          options beginning January 2007 and
                                                          ending January 2022 or upon the
                                                          occurrence of a specified event, cost
                                                          $11504. *                                          11,504          11,504

                                                          166,666 shares of 10% convertible
                                                          cumulative preferred stock, with put
                                                          options beginning January 2007 and
                                                          ending January 2022 or upon the
                                                          occurrence of a specified event, cost
                                                          $166,667.                                         166,667         166,667

                                                          166,666 shares of common stock, with put
                                                          options beginning January 2007 and
                                                          ending January 2022 or upon the
                                                          occurrence of a specified event, cost
                                                          $166,667.*                                        166,667         166,667
                                                                                                       ------------    ------------
                                                                    Subtotal forward                   $    816,417    $    815,869

                                                                 26



Berthel Growth & Income Trust I

Notes To Consolidated Financial Statements
-----------------------------------------------------------------------------------------------------------------------------------

Note 2. Loans and Investments (Continued)
                                                                                                         Valuation        Valualion
                                                                                                         ---------        ---------
Company                                                             Security                                2005             2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Subtotal forward                    816,417    $    815,869
   Childs & Albert
   ---------------
     Racing engine component manufacturer.                12.5% promissory note due October 2005,
                                                          unrealized loss of $400,000 in 2005 due
                                                          to operations of the company, cost
                                                          $800,000.                                         400,000         789,191

                                                          Warrants to purchase 833.334 shares of
                                                          common stock at $10 per share expiring
                                                          September 2010; put and call options
                                                          beginning September 2005 and ending
                                                          September 2008, subject to the
                                                          occurrence of specified events, cost
                                                          $72,065; unrealized loss of $72,065 in
                                                          2005 due to operations of the company. *             --            72,065
                                                                                                       ------------    ------------



Total manufacturing (16% and 21% of total loans and investments as of
  December 31, 2005 and 2004, respectively)                                                               1,216,417       1,677,125
                                                                                                       ------------    ------------


Other service industries:
   Kinset Hospitality Company, Inc.
   -------------------------------
     Hotel and restaurant industries.                     15% secured note receivable due March
                                                          2007, cost $200,404.                              200,404         250,000


   International Pacific Seafoods, Inc.
   ------------------------------------
     Provider of seafood and supplemental                 1,501 shares of common stock as of
     products to wholesale, retail and food               December 31, 2004; cost $1,141. *                    --             1,141
     service industy.



   Pickerman's Development Company                        12% promissory notes due April 2085 to
   -------------------------------                        March 2006, cost $0.* (A)                            --              --
     Food service franchise development
     company.                                             12% promissory notes due on demand, cost
                                                          $0. * (A)                                            --              --

                                                          Warrants to purchase 2,406,250 shares of
                                                          common stock at $.01 per share, expiring
                                                          April 2010 to March 2011; put options
                                                          beginning April 2006 and call options
                                                          beginning April 2005, cost. * (A)                    --              --
                                                                                                       ------------    ------------

Total other service industries (3% and 3% of total loans and investments as of
  December 31, 2085 and 2004, respectively)                                                                 200,404         251,141

                                                                                                       ------------    ------------

Total loans and investments                                                                            $  7,610,581    $  8,079,782
                                                                                                       ============    ============


* N on-income producing investment.

(A) Realized loss of $633,032 in 2005 due to bankruptcy of company and unrealized gain of $633,032 in 2005 to reverse previously recorded unrealized losses.

                                                                 27

Note 3.  Due to Affiliates


Due to affiliates is comprised of the following as of December 31, 2005 and 2004:

                                                     2005             2004
                                                  ----------       ----------
   Accrued management fees                        $  515,731       $  304,474
   Note payable to Trust Advisor
     (non-interest bearing)                           10,000           10,000
   Other amounts due Trust Advisor                   154,585          104,432
                                                  ----------       ----------
          Due to affiliates                          680,316          418,906
                                                  ==========       ==========


Note 4.   Related Party Transactions


The Trust has entered into a management agreement with the Trust Advisor that provides for incentive compensation to the Trust Advisor based on the capital appreciation of the Trust's investments. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the combined temporary investment in money market securities and loans and investments of the Trust. The management fee is paid quarterly, in arrears, and is determined by reference to the value of the assets of the Trust as of the first day of that quarter. Management fees incurred during the years ended December 31, 2005, 2004 and 2003 relating to this agreement aggregated $211,257, $227,834 and $228,541, respectively. As part of the loan agreement with the SBA, these expenses can continue to be accrued, but cannot be paid until the SBA loan is paid in full.

The Trust pays a fee to the independent trustees representing compensation for services rendered to the Trust. During each of the years ended December 31, 2005, 2004 and 2003, trustee fees totaling $24,000 were accrued. As part of the loan agreement with the SBA, these expenses can continue to be accrued, but cannot be paid until the SBA loan is paid in full. The balance payable is $66,000 and $42,000 as of December 31, 2005 and 2004, respectively.


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

Note 5.       Distributions Payable to Stockholders (Continued)


The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within 60 days of the end of each quarter. SBA regulations govern the amount of the SBIC's income available for distributions. As of December 31, 2005 and 2004, no amounts were available for distribution within the SBIC under the SBA regulations. The distributions payable balance comprises the following:


                                       Underwriting    Priority
                                          Return        Return         Total
                                       -----------   -----------   -----------
    Balance, December 31, 2003         $   526,401   $ 4,298,698   $ 4,825,099
      Distributions earned                    --         845,590       845,590
                                       -----------   -----------   -----------
    Balance, December 31, 2004             526,401     5,144,288     5,670,689
      Distributions earned                    --         843,199       843,199
                                       -----------   -----------   -----------
    Balance, December 31, 2005         $   526,401   $ 5,987,487   $ 6,513,888
                                       ===========   ===========   ===========




Note 6.  Note Payable


The SBIC issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC was required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement ("Agreement") with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2005, $6,075,209 is outstanding under the loan agreement. The note payable is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.


Note 7.  Federal Income Taxes


The Trust has received an opinion from counsel that it will be treated as a partnership for federal income tax purposes. As such, under present income tax laws, no income taxes will be reflected in these financial statements as taxable income or loss of the Trust is included in the income tax returns of the investors.



Note 8.   Financial Highlight Information

In accordance with financial reporting requirements applicable to investment companies including funds that are exempt from registration requirements, the Trust was required to disclose certain financial highlight information.

Due to the net liability position of the Trust as of December 31, 2005, the negative ratios do not represent meaningful data and will, therefore, be excluded from disclosure in the footnotes.


Note 9.  Quarterly Financial Information (Unaudited)




                                           First       Second        Third        Fourth       Total
                                         -------------------------------------------------------------
                                                                      2005
                                         -------------------------------------------------------------

Total revenue                            $  83,193    $  82,506    $  56,390    $ (39,953)   $ 182,136
 Net investment (loss)                    (133,230)    (140,441)    (162,888)    (299,225)    (735,784)
 Unrealized gain (loss) on investments     376,153     (266,002)     162,702      671,762      944,615
 Realized gain (loss) on investment         79,211         --           --        382,323      461,534
 Netincrease (decrease) in netaasets       322,134      406,443         (186)     754,860      670,365
 Increase (decrease) in net assets
   er beneficial share                   $   30.56    $  (38.56)   $   (0.02)   $   71.61    $   63.60



                                                                      2004
                                         -------------------------------------------------------------

 Total revenue                           $  94,294    $  91,621    $  64,926    $ 105,061    $ 365,902
 NetinvesUment(loss)                      (140,402)    (165,772)    (161,777)    (146,998)    (614,949)
 Unrealized gain (loss) on investment       29,374      589,003       56,752     (671,356)       3,773
 Realized gain on investments                 --           --           --           --           --
 Netincrease (decrease) in netassets      (111,028)     423,231     (105,025)    (818,354)    (611,176)
 Increase (decrease) in net assets
   per beneficial share                  $  (10.53)   $   40.15    $   (9.96)   $  (77,64)   $  (57.98)

                                                  30

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------
Within the two years prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Trust.

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

Changes in Internal Controls
No changes occurred since the quarter ended September 30, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

     Henry T. Madden (age 76) - Mr. Madden is an Independent Trustee of the Trust. He was awarded a B.S.M.E. from the University of Notre Dame in 1951 and an M.B.A. from the University of Pittsburgh in 1966. He began his career as an Industrial Engineer, then Quality Control Manager in Technical Ceramics for 3M Company in Chattanooga, Tennessee. He became Manager of Production Engineering, then Manager for a 1,500 employee, $50 million in sales Allis-Chalmers Plant, manufacturing power and distribution transformers in Pittsburgh, Pennsylvania. In 1966, he became General Plant Manager of the Allis-Chalmers, Cedar Rapids, Iowa Plant manufacturing construction machinery. In 1969, Mr. Madden became Division Manager for Hydraulic Truck Cranes for Harnischfeger Corporation. In 1975 Mr. Madden became President, Harnischfeger GMBH in Dortmund, West Germany, a joint venture with August Thyssen A.G. of West Germany, manufacturing truck cranes, creating a 100 million deutsche mark business. He also served as Managing Director for Harnischfeger International Corporation for Europe, East Europe, and North and West Africa, responsible for all product sales in those areas. In 1981, Mr. Madden became a consultant to and assumed the responsibilities of General Manager of Oak Hill Engineering Inc., in Cedar Rapids, Iowa, a manufacturer of wire harnesses. In 1983, he started a company, Enertrac Inc., designing, manufacturing and marketing communications systems. Mr. Madden financed Enertrac Inc. through an initial public offering and merged it into another company in 1986. Mr. Madden organized the Institute for Entrepreneurial Management in the University of Iowa College of Business Administration in 1986, advising potential and new entrepreneurs and teaching courses on entrepreneurship in the MBA program, along with courses in Corporate Strategy in the Executive MBA and MBA programs. Mr. Madden has been consulting with developmental stage companies since 1981.

     Mary Quass (age 56) - Ms. Quass was elected as an Independent Trustee, effective February 5, 1999. She received a BA Degree from the University of Northern Iowa in 1972. In 1981, she was appointed General Sales Manager of KSO and later in 1982 became Vice President and General Manager of KHAK AM/FM. In 1988, Ms. Quass formed Quass Broadcasting Company, Inc., which merged with CapStar Broadcasting Partners to form Central Star Communications, Inc. in 1998. She held the position of President of Quass Broadcasting until 1998. Upon the merger, Quass served as President and CEO of Central Star Communications. In 1999 Central Star/Capstar Partners merged with Chancellor Media to form AMFM, Inc. and Quass continued to serve as CEO and President of Central Star Communications under AMFM until she left the company in early 2000. Quass formed a LLC to acquire businesses and provide consulting services. In 2002 she formed NewRadio Group, LLC which owns and operates radio stations.

Executive Officers and Directors of the Trust Advisor:
------------------------------------------------------
     Thomas J. Berthel (age 54) - Mr. Berthel was elected President of the Trust Advisor in August, 2001, and also serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as Chief Executive Officer of Berthel Fisher and Financial Services. He has held these positions since 1985. Until June, 1993, Mr. Berthel served as President of the Financial Services. From 1993 until the present he has served as Chief Executive Officer and as a Director of the Financial Services. Mr. Berthel is also President and a Director of various other subsidiaries of Berthel Fisher that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He serves as the Chairman of the Board of Amana Colonies Golf Course, Inc., and, served on the Board of Directors of Intellicall, Inc., an advanced telecommunications technologies company in Carrollton, Texas, from November, 1995 to December, 1999. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa
     (1993).

     Ronald O. Brendengen (Age 51) - Mr. Brendengen is the Chief Operating Officer, Chief Financial Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher. He was elected Secretary and Chief Financial Officer in 1994, and Chief Operating Officer in January 1998, of Berthel Fisher & Company. He also serves as Chief Financial Officer, Treasurer and a Director of each subsidiary of Berthel Fisher. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa in 1978.

     Leslie D. Smith (Age 58) - Mr. Smith is a Director and the Secretary of the Trust Advisor. In 1994 Mr. Smith was named General Counsel of Berthel Fisher & Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990 Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. In that capacity, Mr. Smith performed all duties generally associated with the position of General Counsel. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc. in North Sioux City, South Dakota.



Item 11.  Executive Compensation
          ----------------------
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant.


(A)                                            (B)           (C)               (C1)                  (C2)                (D)

                                                             Cash and                     Securities of property     Aggregate of
                                                      cash equivalent                         insurance benefits     contingent
Name of individual and                        Year           forms of                           or reimbursement     or forms
capacities in which served                    Ended      remuneration         Fees            personal benefits      of remuneration
------------------------------------------------------------------------------------------------------------------------------------
TJB Capital Management, Inc.                  2005           $0             $        0                $0                 $0
Corporate Trustee                             2004           $0             $        0                $0                 $0
                                              2003           $0             $        0                $0                 $0


Henry T. Madden                               2005           $0             $   12,000                $0                 $0
Independent Trustee                           2004           $0             $   12,000                $0                 $0
                                              2003           $0             $   12,000                $0                 $0


Mary Quass                                    2005           $0             $   12,000                $0                 $0
Independent Trustee                           2004           $0             $   12,000                $0                 $0
                                              2003           $0             $   12,000                $0                 $0

Berthel Fisher & Company Planning, Inc.       2005           $0             $  211,257                $0                 $0
Trust Advisor                                 2004           $0             $  231,900                $0                 $0
                                              2003           $0             $  238,371                $0                 $0

                                                                   33

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

Item 14.  Principal Accountant Fees and Services
          --------------------------------------
Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered by McGladrey & Pullen, LLP for the audit of Berthel Growth & Income I's annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP).

                                               2005                  2004
                                               ----                  ----
Audit Fees (1)                            $    45,351           $    45,900
Audit-Related Fees (2)                          4,160                 2,400
Tax Services (3)                                3,900                 3,800
All Other Fees                                    -0-                   -0-
                                          -----------           -----------
                                          $    53,411           $    52,100
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

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
          ------------------------------------------
(a) Documents filed as part of this report.

     1. Consolidated Financial Statements                               Page No.
                                                                        --------
         Consolidated Statements of Assets and Liabilities
         as of December 31, 2005 and 2004                                    19

         Consolidated Statements of Operations for the
         Years Ended December 31, 2005, 2004 and 2003                        20

         Consolidated Statements of Changes in Net Assets (Liabilities)
         for the Years Ended December 31, 2005, 2004 and 2003                21

         Consolidated Statements of Cash Flows for the
         Years Ended December 31, 2005, 2004 and 2003                        22

         Notes to Consolidated Financial Statements                          23


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

                                            BERTHEL GROWTH & INCOME TRUST I

                                            By:  /s/  Thomas J.Berthel
                                               --------------------------------
Date: March 9, 2006                                   THOMAS J. BERTHEL,
                                                      Chief Executive Officer
                                                      (principal executive
                                                      officer) of Berthel
                                                      Fisher & Company Planning,
                                                      Inc., Trust Advisor

                                            By:  /s/  Ronald O.Brendengen
                                               --------------------------------
Date: March 9, 2006                                   RONALD O. BRENDENGEN,
                                                      Chief Operating Officer,
                                                      Chief Financial  Officer
                                                      and Treasurer (principal
                                                      financial officer) of
                                                      Berthel Fisher & Company
                                                      Planning, Inc.,
                                                      Trust Advisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            /s/  Thomas J. Berthel
                                            -----------------------------------
Date: March 9, 2006                              THOMAS J. BERTHEL, Chairman and
                                                 Director of Berthel Fisher
                                                 & Company, Berthel Fisher &
                                                 Company Planning, Inc.,
                                                 Trust Advisor

                                            /s/  Ronald O. Brendengen
                                            -----------------------------------
Date: March 9, 2006                              RONALD O. BRENDENGEN, Director
                                                 of Berthel Fisher & Company
                                                 Planning, Inc., Trust Advisor

                                            /s/  Leslie D. Smith
                                            -----------------------------------
Date: March 9, 2006                              LESLIE D. SMITH, Director of
                                                 Berthel Fisher & Company
                                                 Planning, Inc., Trust Advisor

                                            /s/  Henry T. Madden
                                            -----------------------------------
Date: March 9, 2006                              HENRY T. MADDEN, Independent
                                                 Trustee of Berthel Growth
                                                 & Income Trust I

                                            /s/  Mary Quass
                                            -----------------------------------
Date: March 9, 2006                              MARY QUASS, Independent Trustee
                                                 of Berthel Growth & Income
                                                 Trust I

                                            /s/  Thomas J. Berthel
                                            -----------------------------------
Date: March 9, 2006                              THOMAS J. BERTHEL, Chairman of
                                                 the Board and Chief Executive
                                                 Officer of TJB Capital
                                                 Management, Inc., Trustee of
                                                 Berthel Growth & Income Trust I

                                            /s/  Daniel P. Wegmann
                                            -----------------------------------
Date: March 9, 2006                              DANIEL P. WEGMANN, Controller
                                                 of Berthel Fisher & Company
                                                 Planning, Inc., Trust Advisor

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