Form 10QSB
period 2006-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 2006-05-12
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to
                                                        ---------  ---------

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

                                 (319) 447-5700
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Securities Exchange Act of 1934).    Yes      No  X
                                                     -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Shares of Beneficial Interest - 10,541 shares as of April 7, 2006

                         BERTHEL GROWTH & INCOME TRUST I

                                      INDEX


Part I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Assets and Liabilities -
              March 31, 2006 and December 31, 2005                            3

              Consolidated Statements of Operations -
              three months ended March 31, 2006 and 2005                      4

              Consolidated Statements of Changes in Net Liabilities -
              three months ended March 31, 2006 and 2005                      5

              Consolidated Statements of Cash Flows -
              three months ended March 31, 2006 and 2005                      6

              Notes to Consolidated Financial Statements                      7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     12

Item 4.       Controls and Procedures                                        13


Part II.   OTHER INFORMATION

Item 1A.          Risk Factors                                               14

Item 6.           Exhibits                                                   14

Signatures                                                                   14



                             BERTHEL GROWTH & INCOME TRUST I
              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                             March 31,     December 31,
                                                               2006            2005
                                                           ------------    ------------
ASSETS
Loans and investments (Note B)                             $  6,906,654    $  7,610,581
Cash and cash equivalents                                       434,039         336,447
Interest and dividends receivable                                 6,338           7,338
Other assets                                                     25,894            --
                                                           ------------    ------------
TOTAL ASSETS                                               $  7,372,925    $  7,954,366
                                                           ============    ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accounts payable and other accrued expenses                $     83,034    $    110,169
Due to affiliate                                                766,808         680,316
Distributions payable to shareholders                         6,721,821       6,513,888
Notes payable (Note C)                                        5,122,326       6,075,209
                                                           ------------    ------------
TOTAL LIABILITIES                                            12,693,989      13,379,582
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

NET  ASSETS (LIABILITIES), equivalent to ($504.80)
     per share at March 31, 2006 and ($514.68) per
     share at December 31, 2005:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                   (2,999,565)     (2,632,677)
Accumulated net realized losses                              (4,236,622)     (4,759,506)
Accumulated net unrealized gains                              1,915,123       1,966,967
                                                           ------------    ------------
TOTAL NET ASSETS (LIABILITIES)                               (5,321,064)     (5,425,216)
                                                           ------------    ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  7,372,925    $  7,954,366
                                                           ============    ============


See notes to consolidated financial statements.

                                            3

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                          Three Months Ended
                                                        March 31,     March 31,
                                                          2006          2005
                                                        ---------     ---------
REVENUES:
     Interest income                                    $  18,313     $  51,541
     Dividend income                                        4,167        30,819
     Application, closing, and other fees                     500           833
                                                        ---------     ---------
Total revenues                                             22,980        83,193
                                                        ---------     ---------

EXPENSES:
     Management fees                                       49,574        52,022
     Administrative services                                1,181         1,184
     Trustee fees                                           6,000         6,000
     Professional fees                                     11,659         8,614
     Interest expense                                     102,118       137,164
     Other general and administrative expenses             11,403        11,439
                                                        ---------     ---------
Total expenses                                            181,935       216,423
                                                        ---------     ---------

Net investment loss                                      (158,955)     (133,230)
Unrealized gain (loss) on investments                     (51,844)      376,153
Realized gain on investments                              522,884        79,211
                                                        ---------     ---------

Net increase in net assets                              $ 312,085     $ 322,134
                                                        =========     =========

Per beneficial share amounts:
Net increase in net assets                              $   29.61     $   30.56
                                                        =========     =========

Weighted average shares                                    10,541        10,541
                                                        =========     =========


See notes to consolidated financial statements.



                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                           Three Months Ended            Three Months Ended
                                             March 31, 2006                March 31, 2005
                                             --------------                --------------

                                          Shares of                   Shares of
                                         Beneficial                   Beneficial
                                          Interest       Amount        Interest       Amount
                                         -----------   -----------    -----------   -----------

Net investment loss                             --     $  (158,955)          --     $  (133,230)

Unrealized gain (loss) on investments           --         (51,844)          --         376,153

Realized gain on investments                    --         522,884           --          79,211

Distributions payable to shareholders           --        (207,933)          --        (207,932)

Net liabilities at beginning of period        10,541    (5,425,216)        10,541    (5,252,382)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(5,321,064)        10,541   $(5,138,180)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                                                5

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                     Three Months Ended March 31
                                                        2006           2005
                                                     -----------    -----------
OPERATING ACTIVITIES:
Net increase in net assets                           $   312,085    $   322,134
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Accretion of discount on debt securities                    (267)        (5,266)
Unrealized loss (gain) on investments                     51,844       (376,153)
Realized gain on investments                            (522,884)       (79,211)
Changes in operating assets and liabilities
     Loans and investments                             1,175,234        111,562
     Interest and dividends receivable                     1,000         17,102
     Other assets                                        (25,894)          (721)
     Accrued interest payable                               --          (33,836)
     Accounts payable and other accrued expenses         (27,135)       (25,549)
     Due to affiliate                                     86,492         63,365
     Deferred income                                        --             (833)
                                                     -----------    -----------
Net cash flows from operating activities               1,050,475         (7,406)
                                                     -----------    -----------

FINANCING ACTIVITIES:
Payment of debentures                                   (952,883)          --
                                                     -----------    -----------
Net cash flows from operating activities                (952,883)          --
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                           97,592         (7,406)

CASH AT BEGINNING OF PERIOD                              336,447        259,533
                                                     -----------    -----------

CASH AT END OF PERIOD                                $   434,039    $   252,127
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                               $   102,118    $   171,000
Noncash financing activities:
Distributions payable to shareholders                    207,933        207,932


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of March 31, 2006, $5,122,326 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of March 31, 2006, total assets and liabilities of the Trust are $7,372,925 and $12,693,989, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



NOTE B -LOANS AND INVESTMENTS

                                                                          March 31, 2006                December 31, 2005
                                                                   ---------------------------     ---------------------------
                                                                       Cost         Valuation          Cost         Valuation
Communications and Software:

EDmin.com, Inc.
---------------
   261,203 shares of 9%, Series A cumulative
     convertible preferred stock                                   $   972,812     $   972,812     $   972,812     $   972,812

Media Sciences International, Inc.
----------------------------------
   209,200 and 409,200 shares of common stock
     as of March 31, 2006 and December 31, 2005,
     respectively                                                      220,788         734,920         373,138         939,114
                                                                                   -----------                     -----------

Total Communications and Software (25% and 25% of total
     loans and investments as of March 31, 2006 and
     December 31, 2005, respectively)                                                1,707,732                       1,911,926
                                                                                   -----------                     -----------


Healthcare Products and Services:

Physicians Total Care, Inc.
---------------------------
   10% promissory note due on demand and warrants to purchase
     350,000 shares of common stock at various prices                  307,795         600,000         807,795       1,100,000
   700 shares of common stock                                            4,000            --             4,000            --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                                   672,279         672,279         672,279         672,279
   12% promissory note due June, 2006                                   49,822          49,822          49,555          49,555

FutureMatrix Interventional, Inc. (formerly known as Futuremed)
---------------------------------------------------------------
   Warrants to purchase 6.7% of the company at $.01 per share          102,640       2,460,000         102,640       2,460,000
   1,899,783 shares of common stock of CeloNova Biosciences,
     Inc. (f/k/a IMED) (an affiliate of FutureMatrix
     Interventional, Inc.)                                                --              --              --              --
                                                                                   -----------                     -----------


Total Healthcare Products and Services (55% and 56% of total loans and investments as of March 31, 2006 and
     December 31, 2005, respectively)                                                3,782,101                       4,281,834
                                                                                   -----------                     -----------

                                                               8

                                                                          March 31, 2006                December 31, 2005
                                                                   ---------------------------     ---------------------------
                                                                       Cost         Valuation          Cost         Valuation
Manufacturing:

Childs & Albert
---------------
   12.5% promissory note due October, 2005                             800,000         400,000         800,000         400,000
   Warrants to purchase 833.334 shares of common stock
   at $10 per share                                                     72,065            --            72,065            --

Feed Management Systems, Inc. (formerly Easy Systems, Inc.)
-----------------------------------------------------------
   435,590 shares of common stock                                    1,077,422         304,913       1,077,422         304,913

The Schebler Company
--------------------
   13% promissory note due June, 2006                                  166,666         166,666         166,666         166,666
   Warrants to purchase 1.66% of common stock at $.01 per share         11,504          11,504          11,504          11,504
   166,666 shares of 10% convertible cumulative preferred stock        166,667         166,667         166,667         166,667
   166,666 shares of common stock                                      166,667         166,667         166,667         166,667
                                                                                   -----------                     -----------


Total Manufacturing (17% and 16% of total loans and investments
     as of March 31, 2006 and December 31, 2005, respectively)                       1,216,417                       1,216,417
                                                                                   -----------                     -----------

Other Service Industries:

Kinseth Hospitality Company, Inc.
---------------------------------
   15% note due March, 2007                                            200,404         200,404         200,404         200,404
                                                                                   -----------                     -----------

Total Other Service Industries (3% and 3% of total loans and investments as of March 31, 2006 and December 31, 2005,
     respectively)                                                                     200,404                         200,404
                                                                                   -----------                     -----------

TOTAL LOANS AND INVESTMENTS                                                        $ 6,906,654                     $ 7,610,581
                                                                                   ===========                     ===========

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of March 31, 2006, $5,122,326 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                               Three Months Ending March 31
                                   2006              2005
                                   ----              ----
     Portfolio investments     $    17,184       $    50,781
     Money market                    1,129               760
                               -----------       -----------
     Interest income           $    18,313       $    51,541
                               ===========       ===========

     Dividend income           $     4,167       $    30,819
                               ===========       ===========

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest is earned on investments in highly liquid money market savings funds. Dividend income reflects dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $49,574 for the first three months of 2006 and $52,022 the same period a year ago. These fees are currently accrued as payable to the Trust Advisor but are not paid, in accordance with the loan agreement with the SBA.

Professional fees were $11,659 for the first three months of 2006 compared to $8,614 for 2005 and include legal and accounting fees. Other general and administrative expenses were $11,403 for the first three months of 2006 compared to $11,439 for 2005. Interest expense was $102,118 for the first three months of 2006 and $137,164 for the same period of 2005 and is interest on the note payable to the SBA.

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

As of March 31, 2006, total assets and liabilities of the Trust are $7,372,925 and $12,693,989, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The change in unrealized and realized gains and losses is summarized in the following table:

                                     Three Months Ending March 31
                                        2006              2005
                                        ----              ----
     Media Sciences International   $    (51,844)    $     376,153
                                    -------------    -------------
     Unrealized gain (loss)         $    (51,844)    $     376,153
                                    =============    =============

     Media Sciences International   $     522,884    $      79,211
                                    -------------    -------------
     Realized gain                  $     522,884    $      79,211
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

The loan agreement with the SBA is due as follows:

                       Maturity Date                Amount
                       -------------                ------
                     September 1, 2007            $5,122,326

As of March 31, 2006, total assets and liabilities of the Trust are $7,372,925 and $12,693,989, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

As of March 31, 2006, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At March 31, 2006, the amount at risk was $6,906,654 and consisted of the following:

                                                    Cost            Valuation
                                                    ----            ---------
     Debt securities and loans                 $   1,524,687      $   1,416,892
     Preferred stocks                              1,139,479          1,139,479
     Common stocks                                 2,141,156          1,878,779
     Warrants to purchase common stock               186,209          2,471,504
                                               -------------      -------------
     Total loans and investments               $   4,991,531      $   6,906,654
                                               =============      =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $5,122,326 as of March 31, 2006, which approximates the fair value of the loan.


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

Changes in Internal Controls
No changes occurred since the quarter ended December 31, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 1A. Risk Factors
         ------------
Management of the Trust does not believe there have been any material changes in the risk factors which were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 9, 2006.

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


                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)



Date:    May 12, 2006                       /s/  Ronald O. Brendengen
         ------------                       -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer &
                                                 Treasurer



Date:    May 12, 2006                       /s/  Daniel P. Wegmann
         ------------                       -----------------------------------
                                                 Daniel P. Wegmann, Controller