Form 10QSB
period 2006-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 2006-08-10
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006
                                                -------------
                                       or

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

        Shares of Beneficial Interest - 10,541 shares as of July 11, 2006

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX



Part I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Assets and Liabilities -
              June 30, 2006 and December 31, 2005                             3

              Consolidated Statements of Operations -
              three months ended June 30, 2006 and 2005                       4

              Consolidated Statements of Operations -
              six months ended June 30, 2006 and 2005                         5

              Consolidated Statements of Changes in Net Liabilities -
              six months ended June 30, 2006 and 2005                         6

              Consolidated Statements of Cash Flows -
              six months ended June 30, 2006 and 2005                         7

              Notes to Consolidated Financial Statements                      8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     13

Item 4.       Controls and Procedures                                        14


Part II.   OTHER INFORMATION
----------------------------

Item 1A.      Risk Factors                                                   15
Item 6.       Exhibits                                                       15

Signatures                                                                   15



                             BERTHEL GROWTH & INCOME TRUST I
              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                             June 30,      December 31,
                                                               2006            2005
ASSETS
Loans and investments (Note B)                             $  6,128,826    $  7,610,581
Cash and cash equivalents                                       252,734         336,447
Interest and dividends receivable                                 6,338           7,338
Other assets                                                     17,263            --
                                                           ------------    ------------
TOTAL ASSETS                                               $  6,405,161    $  7,954,366
                                                           ============    ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accounts payable and other accrued expenses                $     95,212    $    110,169
Due to affiliate                                                816,348         680,316
Distributions payable to shareholders                         6,932,033       6,513,888
Notes payable (Note C)                                        3,577,997       6,075,209
                                                           ------------    ------------
TOTAL LIABILITIES                                            11,421,590      13,379,582
                                                           ============    ============

COMMITMENTS AND CONTINGENCIES

NET  ASSETS (LIABILITIES), equivalent to ($475.90)
     per share at June 30, 2006 and ($514.68) per
     share at December 31, 2005:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                   (3,340,015)     (2,632,677)
Accumulated net realized losses                              (3,077,405)     (4,759,506)
Accumulated net unrealized gains                              1,400,991       1,966,967
                                                           ------------    ------------
TOTAL NET ASSETS (LIABILITIES)                               (5,016,429)     (5,425,216)
                                                           ------------    ------------


TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  6,405,161    $  7,954,366
                                                           ============    ============


See notes to consolidated financial statements.

                                           3

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         Three Months Ended
                                                       June 30,       June 30,
                                                         2006           2005
                                                     -----------    -----------
REVENUES:
     Interest income                                 $    31,459    $    51,182
     Dividend income                                       4,167         31,324
     Application, closing, and other fees                  1,000           --
                                                     -----------    -----------
Total revenues                                            36,626         82,506
                                                     ===========    ===========
EXPENSES:
     Management fees                                      45,763         54,157
     Administrative services                                 939            941
     Trustee fees                                          6,000          6,000
     Professional fees                                    13,256          9,436
     Interest expense                                     88,670        138,688
     Other general and administrative expenses            12,236         13,725
                                                     -----------    -----------
Total expenses                                           166,864        222,947
                                                     ===========    ===========

Net investment loss                                     (130,238)      (140,441)
Unrealized loss on investments                          (514,132)      (266,002)
Realized gain on investments                           1,159,217           --
                                                     -----------    -----------

Net increase (decrease) in net assets                $   514,847    $  (406,443)
                                                     ===========    ===========

Per beneficial share amounts:
Net increase (decrease) in net assets                $     48.84    $    (38.56)
                                                     ===========    ===========

Weighted average shares                                   10,541         10,541
                                                     ===========    ===========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                          Six Months Ended
                                                       June 30,       June 30,
                                                         2006           2005
                                                     -----------    -----------
REVENUES:
     Interest income                                 $    49,772    $   102,723
     Dividend income                                       8,334         62,143
     Application, closing, and other fees                  1,500            833
                                                     -----------    -----------
Total revenues                                            59,606        165,699
                                                     -----------    -----------

EXPENSES:
     Management fees                                      95,337        106,179
     Administrative services                               2,120          2,125
     Trustee fees                                         12,000         12,000
     Professional fees                                    24,915         18,050
     Interest expense                                    190,788        275,852
     Other general and administrative expenses            23,639         25,164
                                                     -----------    -----------
Total expenses                                           348,799        439,370
                                                     ===========    ===========

Net investment loss                                     (289,193)      (273,671)
Unrealized (loss) gain on investments                   (565,976)       110,151
Realized gain on investments                           1,682,101         79,211
                                                     -----------    -----------

Net increase (decrease) in net assets                $   826,932    $   (84,309)
                                                     ===========    ===========

Per beneficial share amounts:
Net increase (decrease) in net assets                $     78.45    $     (8.00)
                                                     ===========    ===========

Weighted average shares                                   10,541         10,541
                                                     ===========    ===========


See notes to consolidated financial statements.



                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                             Six Months Ended             Six Months Ended
                                              June 30, 2006                June 30, 2005
                                              -------------                -------------

                                         Shares of                    Shares of
                                         Beneficial                   Beneficial
                                          Interest       Amount        Interest       Amount
                                         -----------   -----------    -----------   -----------

Net investment loss                             --     $  (289,193)          --     $  (273,671)

Unrealized (loss) gain on investments           --        (565,976)          --         110,151

Realized gain on investments                    --       1,682,101           --          79,211

Distributions payable to shareholders           --        (418,145)          --        (418,141)

Net liabilities at beginning of period        10,541    (5,425,216)        10,541    (5,252,382)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(5,016,429)        10,541   $(5,754,832)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                                               6

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                       Six Months Ended June 30
                                                         2006           2005
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                $   826,932    $   (84,309)
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Accretion of discount on debt securities                    (445)        (9,983)
Unrealized loss (gain) on investments                    565,976       (110,151)
Realized gain on investments                          (1,682,101)       (79,211)
Changes in operating assets and liabilities
     Loans and investments                             2,598,325        101,074
     Interest and dividends receivable                     1,000         32,883
     Other assets                                        (17,263)          --
     Accrued interest payable                               --           43,852
     Accounts payable and other accrued expenses         (14,957)       (24,187)
     Due to affiliate                                    136,032        129,857
     Deferred income                                        --             (833)
                                                     -----------    -----------
Net cash flows from operating activities               2,413,499         (1,008)
                                                     -----------    -----------

FINANCING ACTIVITIES:
Payment of debentures                                 (2,497,212)          --
                                                     -----------    -----------
Net cash flows from operating activities              (2,497,212)          --
                                                     -----------    -----------

NET DECREASE IN CASH                                     (83,713)        (1,008)

CASH AT BEGINNING OF PERIOD                              336,447        259,533
                                                     -----------    -----------

CASH AT END OF PERIOD                                $   252,734    $   258,525
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                               $   190,788    $   232,000
Noncash financing activities:
Distributions payable to shareholders                    418,145        418,141


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2006, $3,577,997 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of June 30, 2006, total assets and liabilities of the Trust are $6,405,161 and $11,421,590, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



NOTE B -LOANS AND INVESTMENTS


                                                                           June 30, 2006                    December 31, 2005
                                                                    -----------------------------     -----------------------------
                                                                        Cost          Valuation           Cost          Valuation
                                                                        ----          ---------           ----          ---------
Communications and Software:
EDmin.com, Inc.
---------------
   261,203 shares of 9%, Series A cumulative
     convertible preferred stock                                    $    972,812     $    972,812     $    972,812     $    972,812

Media Sciences International, Inc.
----------------------------------
   0 and 409,200 shares of common stock as of June 30, 2006
     and December 31, 2005, respectively                                    --               --            373,138          939,114
                                                                                     ------------                      ------------

Total Communications and Software (16% and 25% of total
   loans and investments as of June 30, 2006 and December 31,
   2005, respectively)                                                                    972,812                         1,911,926
                                                                                     ------------                      ------------

Healthcare Products and Services:
Physicians Total Care, Inc.
---------------------------
   10% promissory note due on demand and warrants to purchase
     350,000 shares of common stock at various prices                    307,795          600,000          807,795        1,100,000
   700 shares of common stock                                              4,000             --              4,000             --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                                     672,279          672,279          672,279          672,279
   12% promissory note due June, 2006                                     50,000           50,000           49,555           49,555

FutureMatrix Interventional, Inc. (formerly known as Futuremed)
---------------------------------------------------------------
   905,203 shares of common stock                                        102,640        2,460,000             --               --
   Warrants to purchase 6.7% of the company at $.01 per share               --               --            102,640        2,460,000
   1,899,783 shares of common stock of CeloNova Biosciences, Inc.
     (f/k/a IMED) (an affiliate of FutureMatrix Interventional, Inc.)       --               --               --               --
                                                                                     ------------                      ------------

Total Healthcare Products and Services (62% and 56% of total loans and investments as of June 30, 2006 and December 31, 2005,
   respectively)                                                                        3,782,279                         4,281,834
                                                                                     ------------                      ------------

                                                                   9



                                                                           June 30, 2006                    December 31, 2005
                                                                    -----------------------------     -----------------------------
                                                                        Cost          Valuation           Cost          Valuation
                                                                        ----          ---------           ----          ---------
Manufacturing:
Childs & Albert
---------------
   12.5% promissory note due October, 2005                               800,000          400,000          800,000          400,000
   Warrants to purchase 833.334 shares of common stock at $10
   per share                                                              72,065             --             72,065             --

Feed Management Systems, Inc. (formerly Easy Systems, Inc.)
-----------------------------------------------------------
   435,590 shares of common stock                                      1,077,422          304,913        1,077,422          304,913

The Schebler Company
--------------------
   13% promissory note due June, 2006                                    166,666          166,666          166,666          166,666
   Warrants to purchase 1.66% of common stock at $.01 per share           11,504           11,504           11,504           11,504
   166,666 shares of 10% convertible cumulative preferred stock          166,667          166,667          166,667          166,667
   166,666 shares of common stock                                        166,667          166,667          166,667          166,667
                                                                                     ------------                      ------------


Total Manufacturing (20% and 16% of total loans and investments
   as of June 30, 2006 and December 31, 2005, respectively)                             1,216,417                         1,216,417
                                                                                     ------------                      ------------

Other Service Industries:
Kinseth Hospitality Company, Inc.
---------------------------------
   15% note due March, 2007                                              157,318          157,318          200,404          200,404
                                                                                     ------------                      ------------

Total Other Service Industries (2% and 3% of total loans and investments as of June 30, 2006 and December 31, 2005,
   respectively)                                                                          157,318                           200,404
                                                                                     ------------                      ------------

TOTAL LOANS AND INVESTMENTS                                                          $  6,128,826                      $  7,610,581
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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2006, $3,577,997 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.



Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments.
Interest income consists of the following:

                                    Three Months                      Six Months
                                   Ending June 30                    Ending June 30
                                  2006          2005               2006          2005
                                  ----          ----               ----          ----
     Portfolio investments     $  28,556     $  50,376          $  45,740     $ 101,157
     Money market                  2,903           806              4,032         1,566
                               ---------     ---------          ---------     ---------
     Interest income           $  31,459     $  51,182          $  49,772     $ 102,723
                               =========     =========          =========     =========

     Dividend income           $   4,167     $  31,324          $   8,334     $  62,143
                               ---------     ---------          =========     =========

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest is earned on investments in highly liquid money market savings funds. Dividend income reflects dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $95,337 for the first six months of 2006 and $106,179 the same period a year ago. These fees are currently accrued as payable to the Trust Advisor but are not paid, in accordance with the loan agreement with the SBA.

Professional fees were $24,915 for the first six months of 2006 compared to $18,050 for 2005 and include legal and accounting fees. Other general and administrative expenses were $23,639 for the first six months of 2006 compared to $25,164 for 2005. Interest expense was $190,788 for the first six months of 2006 and $275,852 for the same period of 2005 and is interest on the note payable to the SBA.

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

As of June 30, 2006, total assets and liabilities of the Trust are $6,405,161 and $11,421,590, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

                                       12



The change in unrealized and realized gains and losses is summarized in the following table:

                                     Three Months Ending June 30             Six Months Ending June 30
                                        2006             2005                  2006             2005
                                        ----             ----                  ----             ----
     Media Sciences International   $  (514,132)     $  (266,002)          $  (565,976)     $   110,151
                                    -----------      -----------           -----------      -----------
     Unrealized gain (loss)         $  (514,132)     $  (266,002)          $  (565,976)     $   110,151
                                    -----------      -----------           ===========      ===========

     Media Sciences International   $   659,217      $      --             $ 1,182,101      $    79,211
     Media Sciences International       500,000             --                 500,000             --
                                    -----------      -----------           -----------      -----------
     Realized gain                  $ 1,159,217      $      --             $ 1,682,101      $    79,211
                                    ===========      ===========           ===========      ===========


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

The loan agreement with the SBA is due as follows:

                     Maturity Date                Amount
                     -------------                ------
                   September 1, 2007            $3,577,997

As of June 30, 2006, total assets and liabilities of the Trust are $6,405,161 and $11,421,590, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

                                       13

As of June 30, 2006, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At June 30, 2006, the amount at risk was $6,128,826 and consisted of the following:

                                                    Cost          Valuation
                                                    ----          ---------
      Debt securities and loans                  $ 1,481,779     $ 1,373,984
      Preferred stocks                             1,139,479       1,139,479
      Common stocks                                2,023,008       3,603,859
      Warrants to purchase common stock               83,569          11,504
                                                 -----------     -----------
      Total loans and investments                $ 4,727,835     $ 6,128,826
                                                 ===========     ===========

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $3,577,997 as of June 30, 2006, which approximates the fair value of the loan.


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

Changes in Internal Controls
No changes occurred since the quarter ended March 31, 2006 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)


Date:    August 10, 2006                    /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer &
                                                 Treasurer


Date:    August 10, 2006                    /s/  Daniel P. Wegmann
                                            -----------------------------------
                                                 Daniel P. Wegmann, Controller