Form 10QSB
period 2006-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 2006-11-09
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

                                       or

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

      Shares of Beneficial Interest - 10,541 shares as of October 16, 2006

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----
Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Assets and Liabilities -
              September 30, 2006 and December 31, 2005                         3

              Consolidated Statements of Operations -
              three months ended September 30, 2006 and 2005                   4

              Consolidated Statements of Operations -
              nine months ended September 30, 2006 and 2005                    5

              Consolidated Statements of Changes in Net Liabilities -
              nine months ended September 30, 2006 and 2005                    6

              Consolidated Statements of Cash Flows -
              nine months ended September 30, 2006 and 2005                    7

              Notes to Consolidated Financial Statements                       8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             12

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                     13

Item 4.       Controls and Procedures                                         14


Part II.   OTHER INFORMATION
Item 1A.          Risk Factors                                                15
Item 6.           Exhibits                                                    15

Signatures                                                                    15



                             BERTHEL GROWTH & INCOME TRUST I
              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)




                                                           September 30,   December 31,
                                                               2006            2005
                                                           ------------    ------------
ASSETS
Loans and investments (Note B)                             $  6,123,463    $  7,610,581
Cash and cash equivalents                                       266,449         336,447
Interest and dividends receivable                                 5,417           7,338
Other assets                                                      8,631            --
                                                           ------------    ------------
TOTAL ASSETS                                               $  6,403,960    $  7,954,366
                                                           ============    ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accounts payable and other accrued expenses                $    127,211    $    110,169
Due to affiliate                                                858,291         680,316
Distributions payable to shareholders                         7,144,586       6,513,888
Notes payable (Note C)                                        3,498,329       6,075,209
                                                           ------------    ------------
TOTAL LIABILITIES                                            11,628,417      13,379,582
                                                           ============    ============


COMMITMENTS AND CONTINGENCIES

NET  ASSETS (LIABILITIES), equivalent to ($495.63)
     per share at September 30,
     2006 and ($514.68) per share at December 31, 2005:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                   (3,648,043)     (2,632,677)
Accumulated net realized losses                              (3,077,405)     (4,759,506)
Accumulated net unrealized gains                              1,500,991       1,966,967
                                                           ------------    ------------
TOTAL NET ASSETS (LIABILITIES)                               (5,224,457)     (5,425,216)
                                                           ------------    ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  6,403,960    $  7,954,366
                                                           ============    ============


See notes to consolidated financial statements.

                                           3



                             BERTHEL GROWTH & INCOME TRUST I
                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                              Three Months Ended
                                                       September 30,     September 30,
                                                           2006              2005
                                                        ---------          ---------
REVENUES:
     Interest income                                    $  35,828          $  48,057
     Dividend income                                        4,166              8,333
                                                        ---------          ---------
Total revenues                                             39,994             56,390
                                                        ---------          ---------

EXPENSES:
     Management fees                                       39,800             52,511
     Administrative services                                  943                932
     Trustee fees                                           6,000              6,000
     Professional fees                                     11,225              9,125
     Interest expense                                      66,861            140,212
     Other general and administrative expenses             10,640             10,498
                                                        ---------          ---------
Total expenses                                            135,469            219,278
                                                        ---------          ---------

Net investment loss                                       (95,475)          (162,888)
Unrealized gain on investments                            100,000            162,702
                                                        ---------          ---------

Net increase (decrease) in net assets                   $   4,525          $    (186)
                                                        =========          =========

Per beneficial share amounts:
Net increase (decrease) in net assets                   $     .43          $    (.02)
                                                        =========          =========

Weighted average shares                                    10,541             10,541
                                                        =========          =========


See notes to consolidated financial statements.

                                           4



                             BERTHEL GROWTH & INCOME TRUST I
                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                            Nine Months Ended
                                                    September 30,       September 30,
                                                        2006                2005
                                                     -----------         -----------
REVENUES:
     Interest income                                 $    85,600         $   150,780
     Dividend income                                      12,500              70,476
     Application, closing, and other fees                  1,500                 833
                                                     -----------         -----------
Total revenues                                            99,600             222,089
                                                     -----------         -----------

EXPENSES:
     Management fees                                     135,137             158,690
     Administrative services                               3,063               3,057
     Trustee fees                                         18,000              18,000
     Professional fees                                    36,140              27,175
     Interest expense                                    257,649             416,064
     Other general and administrative expenses            34,279              35,662
                                                     -----------         -----------
Total expenses                                           484,268             658,648
                                                     -----------         -----------

Net investment loss                                     (384,668)           (436,559)
Unrealized (loss) gain on investments                   (465,976)            272,853
Realized gain on investments                           1,682,101              79,211
                                                     -----------         -----------

Net increase (decrease) in net assets                $   831,457         $   (84,495)
                                                     ===========         ===========

Per beneficial share amounts:
Net increase (decrease) in net assets                $     78.88         $     (8.02)
                                                     ===========         ===========

Weighted average shares                                   10,541              10,541
                                                     ===========         ===========


See notes to consolidated financial statements.

                                           5




                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                            Nine Months Ended             Nine Months Ended
                                            September 30, 2006            September 30, 2005
                                            ------------------            ------------------

                                         Shares of                     Shares of
                                         Beneficial                    Beneficial
                                          Interest        Amount        Interest       Amount
                                         -----------   -----------    -----------   -----------
Net investment loss                             --     $  (384,668)          --     $  (436,559)

Unrealized gain (loss) on investments           --        (465,976)          --         272,853

Realized gain on investments                    --       1,682,101           --          79,211

Distributions payable to shareholders           --        (630,698)          --        (630,647)

Net liabilities at beginning of period        10,541    (5,425,216)        10,541    (5,252,382)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(5,224,457)        10,541   $(5,967,524)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                                                6

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            Nine Months
                                                         Ended September 30
                                                         2006           2005
                                                         ----           ----
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                $   831,457    $   (84,495)
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Accretion of discount on debt securities                    (445)       (13,853)
Unrealized loss (gain) on investments                    465,976       (272,853)
Realized gain on investments                          (1,682,101)       (79,211)
Changes in operating assets and liabilities
     Loans and investments                             2,703,688        279,869
     Interest and dividends receivable                     1,921         23,801
     Other assets                                         (8,631)          --
     Accounts payable and other accrued expenses          17,042        (37,165)
     Due to affiliate                                    177,975        193,478
     Deferred income                                        --             (833)
                                                     -----------    -----------
Net cash flows from operating activities               2,506,882          8,738
                                                     -----------    -----------

FINANCING ACTIVITIES:
Payment of debentures                                 (2,576,880)          --
                                                     -----------    -----------
Net cash flows from operating activities              (2,576,880)          --
                                                     -----------    -----------

NET (DECREASE) INCREASE  IN CASH                         (69,998)         8,738

CASH AT BEGINNING OF PERIOD                              336,447        259,533
                                                     -----------    -----------

CASH AT END OF PERIOD                                $   266,449    $   268,271
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                               $   236,120    $   442,000
Noncash financing activities:
Distributions payable to shareholders                    630,698        630,647



See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2006, $3,498,329 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of September 30, 2006, total assets and liabilities of the Trust are $6,403,960 and $11,628,417, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.




NOTE B -LOANS AND INVESTMENTS

                                                                                    September 30, 2006            December 31, 2005
                                                                                    ------------------            -----------------
                                                                                   Cost       Valuation         Cost       Valuation
                                                                                   ----       ---------         ----       ---------
Communications and Software:
EDmin.com, Inc.
---------------
   261,203 shares of 9%, Series A cumulative
     convertible preferred stock                                                $  972,812    $  972,812     $  972,812   $  972,812


Media Sciences International, Inc.
----------------------------------
   0 and 409,200 shares of common stock as of September 30, 2006 and
     December 31, 2005, respectively                                                  --            --          373,138      939,114
                                                                                              ----------                  ----------


Total Communications and Software (16% and 25% of total loans and
   investments as of September 30, 2006 and December 31, 2005, respectively)                     972,812                   1,911,926
                                                                                              ----------                  ----------



Healthcare Products and Services:
Physicians Total Care, Inc.
---------------------------
   8% promissory note due beginning June 30, 2008 and warrants to purchase 350,000 shares of common stock at various prices (as of
     December 31, 2005)                                                            307,795       700,000        807,795    1,100,000
   100,000 and 700 shares of common stock as of September 30, 2006 and
     December 31, 2005, respectively                                                 4,000          --            4,000         --


Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                                               672,279       672,279        672,279      672,279
   12% promissory note due June, 2006                                                 --            --           49,555       49,555


FutureMatrix Interventional, Inc. (formerly known as Futuremed)
---------------------------------------------------------------
   905,203 shares of common stock                                                  102,640     2,460,000           --           --
   Warrants to purchase 6.7% of the company at $.01 per share                         --            --          102,640    2,460,000
   1,899,783 shares of common stock of CeloNova Biosciences, Inc. (f/k/a IMED)
     (an affiliate of FutureMatrix Interventional, Inc.)                              --            --             --           --
                                                                                              ----------                   ---------

Total Healthcare Products and Services (62% and 56% of total loans and
   investments as of September 30, 2006 and December 31, 2005, respectively)                   3,832,279                   4,281,834
                                                                                              ----------                   ---------

                                                                 9



                                                                                    September 30, 2006            December 31, 2005
                                                                                    ------------------            -----------------
                                                                                   Cost       Valuation         Cost       Valuation
                                                                                   ----       ---------         ----       ---------
Manufacturing:
Childs & Albert
---------------
   12.5% promissory note due October, 2005                                         800,000       400,000         800,000     400,000
   Warrants to purchase 833.334 shares of common stock at $10 per share             72,065          --            72,065        --


Feed Management Systems, Inc. (formerly Easy Systems, Inc.)
-----------------------------------------------------------
   435,590 shares of common stock                                                1,077,422       304,913       1,077,422     304,913


The Schebler Company
--------------------
   13% promissory note due June, 2006                                              166,666       166,666         166,666     166,666
   Warrants to purchase 1.66% of common stock at $.01 per share                     11,504        11,504          11,504      11,504
   166,666 shares of 10% convertible cumulative preferred stock                    166,667       166,667         166,667     166,667
   166,666 shares of common stock                                                  166,667       166,667         166,667     166,667
                                                                                              ----------                  ----------

Total Manufacturing (20% and 16% of total loans and investments
   as of September 30, 2006 and December 31, 2005, respectively)                               1,216,417                   1,216,417
                                                                                              ----------                  ----------


Other Service Industries:
Kinseth Hospitality Company, Inc.
---------------------------------
   15% note due March, 2007                                                        101,955       101,955         200,404     200,404

Total Other Service Industries (2% and 3% of total loans and investments
   as of September 30, 2006 and December 31, 2005, respectively)                                 101,955                     200,404
                                                                                              ----------                  ----------

TOTAL LOANS AND INVESTMENTS                                                                   $6,123,463                  $7,610,581
                                                                                              ==========                  ==========

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2006, $3,498,329 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:


                                Three Months Ending        Nine Months Ending
                                   September 30               September 30
                                 2006         2005          2006          2005
                                 ----         ----          ----          ----
     Portfolio investments     $ 35,010     $ 47,201      $ 80,750      $148,358
     Money market                   818          856         4,850         2,422
                               --------     --------      --------      --------
     Interest income           $ 35,828     $ 48,057      $ 85,600      $150,780
                               ========     ========      ========      ========

     Dividend income           $  4,166     $  8,333      $ 12,500      $ 70,476
                               ========     ========      ========      ========

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest is earned on investments in highly liquid money market savings funds. Dividend income reflects dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $135,137 for the first nine months of 2006 and $158,690 the same period a year ago. These fees are currently accrued as payable to the Trust Advisor but are not paid, in accordance with the loan agreement with the SBA.

Professional fees were $36,140 for the first nine months of 2006 compared to $27,175 for 2005 and include legal and accounting fees. Other general and administrative expenses were $34,279 for the first nine months of 2006 compared to $35,662 for 2005. Interest expense was $257,649 for the first nine months of 2006 and $416,064 for the same period of 2005 and is interest on the note payable to the SBA.

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

As of September 30, 2006, total assets and liabilities of the Trust are $6,403,960 and $11,628,417, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



The change in unrealized and realized gains and losses is summarized in the following table:


                                       Three Months Ending           Nine Months Ending
                                           September 30                 September 30
                                        2006          2005          2006           2005
                                        ----          ----          ----           ----

     Media Sciences International   $      --     $   162,702   $  (565,976)   $   272,853
     Physicians Total Care              100,000          --         100,000           --
                                    -----------   -----------   -----------    -----------
     Unrealized gain (loss)         $   100,000   $   162,702   $  (465,976)   $   272,853
                                    ===========   ===========   ===========    ===========

     Media Sciences International   $      --     $      --     $ 1,182,101    $    79,211
     FutureMatrix Interventional           --            --         500,000           --
                                    -----------   -----------   -----------    -----------
     Realized gain                  $      --     $      --     $ 1,682,101    $    79,211
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

The loan agreement with the SBA is due as follows:

                      Maturity Date                Amount
                      -------------                ------
                    September 1, 2007            $3,498,329

As of September 30, 2006, total assets and liabilities of the Trust are $6,403,960 and $11,628,417, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

                                       13

As of September 30, 2006, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At September 30, 2006, the amount at risk was $6,123,463 and consisted of the following:

                                                  Cost              Valuation
                                                  ----              ---------
         Debt securities and loans             $ 1,376,416         $ 1,368,621
         Preferred stocks                        1,139,479           1,139,479
         Common stocks                           2,023,008           3,603,859
         Warrants to purchase common stock          83,569              11,504
                                               -----------         -----------
         Total loans and investments           $ 4,622,472         $ 6,123,463
                                               ===========         ===========

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $3,498,329 as of September 30, 2006, which approximates the fair value of the loan.


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

Changes in Internal Controls
No changes occurred since the quarter ended June 30, 2006 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)


Date:    November 9, 2006                   /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer &
                                                 Treasurer


Date:    November 9, 2006                   /s/  Daniel P. Wegmann
                                            -----------------------------------
                                                 Daniel P. Wegmann, Controller