Form 10-K
period 2006-12-31
BERTHEL GROWTH & INCOME TRUST I
filed 2007-03-15
CIK 937969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
         [ ] Yes          [X] No

As of June 30, 2006, 10,541 Shares of Beneficial Interest were issued and outstanding with an aggregate market value of $-0- at that time. As of February 1, 2007, 10,541 Shares of Beneficial Interest were issued and outstanding.

                            EXHIBIT INDEX AT PAGE 37

                         BERTHEL GROWTH & INCOME TRUST I
                          2006 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1.      Business.......................................................   3
Item 1A.     Risk Factors...................................................   4
Item 1B.     Unresolved Staff Comments......................................  10
Item 2.      Properties.....................................................  10
Item 3.      Legal Proceedings..............................................  10
Item 4.      Submission of Matters to a Vote of Shareholders................  11


                                     PART II

Item 5.      Market for the Registrant's Common Equity
             and Related Shareholder Matters................................  11
Item 6.      Selected Financial Data........................................  11
Item 7.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations...............  12
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk......  16
Item 8.      Financial Statements and Supplementary Data....................  17
Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.........................  32
Item 9A.     Controls and Procedures........................................  32


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.............  32
Item 11.     Executive Compensation.........................................  34
Item 12.     Security Ownership of Certain Beneficial Owners and Management.  35
Item 13.     Certain Relationships and Related Transactions.................  35
Item 14.     Principal Accountant Fees and Services.........................  35


                                     PART IV

Item 15.     Exhibits and Financial Statement Schedules.....................  36
             Signatures.....................................................  37
             Exhibit Index..................................................  38

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

The Trust will terminate upon the liquidation of all of its investments, but no later than June 21, 2007. However, the Independent Trustees have the right to extend the term of the Trust for up to two (2) additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years. It is management's intention to extend the Trust for two years and has applied for an extension of the loan through September of 2009 which is subject to approval by the SBA.

During the years ended December 31, 2006 and 2005, the Trust continues to have a deficiency in net assets, as well as net investment losses during the years ended December 31, 2006, 2005, and 2004. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of December 31, 2006, total assets and liabilities of the Trust are $5,926,267 and $11,138,244, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

GOING CONCERN CONSIDERATIONS
During the years ended December 31, 2006 and 2005, the Trust continues to have a deficiency in net assets, as well as net investment losses during the years ended December 31, 2006, 2005, and 2004. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of December 31, 2006, total assets and liabilities of the Trust are $5,926,267 and $11,138,244, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

LIQUIDATION OF INVESTMENTS
The Trust will terminate upon the liquidation of all of its investments, but no later than June 21, 2007. However, the Independent Trustees have the right to extend the term of the Trust for up to two (2) additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years. It is management's intention to extend the Trust for two years and has applied for an extension of the loan through September of 2009 which is subject to approval by the SBA. If the Trust's debt investments do not mature prior to the end of the Trust's term, or if the Trust is not otherwise able to liquidate such investments in the normal course of business prior to the expiration of its term, the Trust could incur substantial capital losses resulting from the liquidation of debt securities prior to their maturity if interest rates at the time of liquidation are higher than the interest rates earned by such debt securities. The Trust Advisor will seek to negotiate maturities of investments within the stated term of the Trust. If the Trust is unable to sell or liquidate its equity interests or other securities before the end of the Trust's term and the Trust is forced to liquidate in a short period of time, there will be a substantial discount taken in order to sell the security.

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

On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement ("Agreement") with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2006, $2,788,590 is outstanding under the loan agreement. The note payable is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

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

                                                       Number of Shareholders              Number of Shares
         Title of Class                                  at February 1, 2007             at February 1, 2007
         ---------------------------------------------------------------------------------------------------
         Shares of Beneficial Interest                           882                            10,541

The Trust accrued an underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June
21, 1997, the final closing. Shareholders were paid $250,000 in July 1996 and $493,897 in July 1997, leaving $522,791 of the underwriting return remaining to be paid. There remains to be paid $3,610, which represents interest earned by the Trust on the investor's funds held in escrow through the initial closing.
Since the final closing, a priority return at 8% simple interest has been accrued. The earned priority return amounted to $843,280, $843,280, $845,590, $843,199, and $843,251 in 2002, 2003, 2004, 2005, and 2006, respectively. No priority return distributions have been paid since 1999. Priority return distributions payable at December 31 of each year were $3,455,418, $4,298,698, $5,144,288, $5,987,487, and $6,830,738 for 2002, 2003, 2004, 2005, and 2006,
respectively.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2006. Distributions from the SBIC to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA.
Accordingly, the SBIC had no distributable cash.


Item 6.  Selected Financial Data
         -----------------------

                                                                Year Ended December 31
                                -----------------------------------------------------------------------------------
                                     2006            2005               2004            2003                2002
-------------------------------------------------------------------------------------------------------------------
Total assets                   $   5,926,267     $   7,954,366    $    8,449,498    $   8,968,700    $    9,558,093
Debentures payable                 2,788,590         6,075,209         7,426,919        7,709,172         9,500,000
Net increase (decrease) in
 net assets                        1,056,490           670,365          (611,176)       1,302,461        (1,907,247)
Unrealized gain (loss)
 on investments                        6,089           944,615             3,773        1,916,997         1,682,463
Realized gain (loss)
 on investments                    1,510,035           461,534               -0-          173,355        (2,978,023)
Net increase (decrease) in
 net assets per beneficial share      100.23             63.60            (57.98)          123.56
(180.94)
Distributions per beneficial share       -0-               -0-               -0-              -0-               -0-

The above selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                                       11

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Critical Accounting Policy
The Trust's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified it most critical accounting policy to be that related to the valuation of loans and investments. The Trust's valuation of loans and investments incorporates a variety of risk considerations, both quantitative and qualitative in establishing a valuation of loans and investments that management believes is appropriate at each reporting date. Quantitative factors for the valuation of loans and investments include the Trust's cost of the investment, terms and liquidity of the warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market prices of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of the investments. Quantitative factors also incorporate known information about individual loans and investments. Qualitative factors include the general economic environment in the Partnership's markets, including economic conditions throughout the Midwest and in particular the state of certain industries. Management may report a materially different amount for the provision for loan and lease losses in the statement of operations to change the valuation of loans and investments if its assessment of the above factors were different. Although management believes the valuation of loans and investments as of both December 31, 2006 and 2005 were adequate, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations
Net investment income (loss) reflects revenues and expenses excluding realized and unrealized gains and losses on investments. Interest income for the past three years is summarized as follows:

                                      2006           2005          2004
     Portfolio investments         $  105,977     $  103,357    $  254,567
     Money market                       6,662          3,303         2,901
     Interest income               $  112,639     $  106,660    $  257,468

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. Dividend income was $16,667 in 2006, $74,643 in 2005, and $93,434 in
2004, reflecting dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $174,979 in 2006, $211,257 in 2005, and $227,834 in 2004. The decrease is a result of the lower investment base. Management fees are accrued and payable to the Trust Advisor, in accordance with the management agreement.

On February 7, 2007, management of the Trust Advisor decided to waive the management fees for 2006. The Trust accrued management fees payable to the Trust Advisor for 2006 totaling $174,979 and this forgiveness of debt will be reflected in the financial statements during the first quarter of 2007. At this time, the Trust Advisor has not waived management fees relating to 2007 or to years prior to 2006. The management fees relating to 2005 and prior total $515,731.

Trustee fees represent compensation for services rendered to the Trust. Each Independent Trustee is paid $1,000 per month for these services.

Professional fees were $25,549, $69,360, and $95,571 in 2006, 2005, and 2004, respectively, and include legal, accounting, and other expenses. The other expenses is the accrual of fees, which have been paid by the Trust Advisor, for an investment banking firm to assist in the process of liquidating the SBIC's portfolio, with the goal of maximizing values through mergers, sales, etc. of the portfolio companies. Other general and administrative expenses were $47,527 in 2006, $53,035 in 2005, and $46,795 in 2004.

In accordance with the SBA loan agreement, discussed in more detail below, the Trust continues to accrue the management fees, but is not paying them. Management fees payable to the Trust Advisor are $690,710 as of December 31, 2006. The Trust does not have sufficient cash available to pay the trustee fees. Fees payable to the trustees were $90,000 as of December 31, 2006.

Interest expense is on the note payable to the SBA and was $314,381 in 2006, $556,276 in 2005, and $572,585 in 2004. The Trust issued debentures totalling $9,500,000 for which the SBA has demanded repayment; this debt was refinanced during 2003, as described in the following paragraph.

During the years ended December 31, 2006 and 2005, the Trust continues to have a deficiency in net assets, as well as net investment losses during the years ended December 31, 2006, 2005, and 2004. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of December 31, 2006, total assets and liabilities of the Trust are $5,926,267 and $11,138,244, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The changes in unrealized gains and losses and the realized gains and losses on investments recognized during the previous three years are summarized below:

Unrealized gains (losses):             2006            2005           2004
--------------------------             ----            ----           ----

Childs & Albert, Inc.               $   472,065    $  (472,065)   $       -0-
Physicians Total Care, Inc.             100,000      1,100,000            -0-
EDmin.com                                   -0-            -0-       (631,264)
Media Sciences International           (565,976)       (50,382)       635,037
Pickerman's Development Company             -0-        633,032            -0-
IMED Devices, Inc.                          -0-       (265,970)           -0-
                                    -----------    -----------    -----------
Total unrealized gain               $     6,089    $   944,615    $     3,773
                                    ===========    ===========    ===========


Realized gains (losses):               2006            2005           2004
------------------------               ----            ----           ----
FutureMatrix Interventional, Inc.   $   500,000    $       -0-    $       -0-
Childs & Albert, Inc.                  (172,065)           -0-            -0-
International Pacific Seafoods              -0-        100,000            -0-
Media Sciences International          1,182,100        994,566            -0-
Pickerman's Development Company             -0-       (633,032)           -0-
                                    -----------    -----------    -----------
Total realized gain                 $ 1,510,035    $   461,534    $       -0-
                                    ===========    ===========    ===========

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

The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics. The Trust's investments at December 31, 2006, 2005, and 2004 are summarized by type of investment in the table below.

                                                    December 31, 2006
                                                    -----------------
                                               Cost                 Fair Value
                                            -----------            -----------
Debt securities and loans                   $   516,769            $   908,974
Preferred stocks                              1,139,479              1,139,479
Warrants to purchase common stock                11,504                 11,504
Common stocks                                 2,023,008              3,603,859
                                            -----------            -----------
                                            $ 3,690,760            $ 5,663,816
                                            ===========            ===========

                                                    December 31, 2005
                                                    -----------------
                                               Cost                 Fair Value
                                            -----------            -----------
Debt securities and loans                   $ 2,024,420            $ 1,916,625
Preferred stocks                              1,139,479              1,139,479
Warrants to purchase common stock               186,209              2,471,504
Common stocks                                 2,293,506              2,082,973
                                            -----------            -----------
                                            $ 5,643,614            $ 7,610,581
                                            ===========            ===========

                                                    December 31, 2004
                                                    -----------------
                                               Cost                  Fair Value
                                            -----------             -----------
Debt securities and loans                   $ 2,770,079             $ 1,402,101
Preferred stocks                              1,094,007               1,094,007
Warrants to purchase common stock               259,058               2,543,569
Common stocks                                 2,934,286               3,040,105
                                            -----------             -----------
                                            $ 7,057,430             $ 8,079,782
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

Liquidity and Capital Resources
Net cash from operating activities was a net source of cash of $3,207,207 in 2006 compared to a net source of cash of $1,428,624 in 2005. This increase in cash flow is primarily due to the net changes in loans and investments. The Trust had a net use of cash for financing activities of $3,286,619 and $1,351,710 in 2006 and 2005, respectively, relating to the payment of debt to the SBA.

During the years ended December 31, 2006 and 2005, the Trust continues to have a deficiency in net assets, as well as net investment losses during the years ended December 31, 2006, 2005, and 2004. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA effective August 22, 2002. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The loan is secured by substantially all assets of the SBIC. The loan agreement contains various covenants including establishment of a reserve account in the amount of $250,000 with excess cash paid to the SBA, limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

The loan agreement with the SBA is due as follows:

          Maturity Date                      Amount
          -------------                      ------
          September 1, 2007                  $2,788,590

As of December 31, 2006, total assets and liabilities of the Trust are $5,926,267 and $11,138,244, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2006. Distributions from the SBIC to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. Accordingly, the SBIC had no distributable cash.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Accrued underwriting and priority returns amounted to $7,357,139, $6,513,888, and $5,670,689 as of December 31, 2006, 2005, and 2004,
respectively. No distributions have been paid to beneficial owners of the Trust since 1999.

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

As of December 31, 2006, the portfolio is valued at fair value, as determined by the Trustees. In determining fair value for securities and warrants, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees rely on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At December 31, 2006, the amount at risk was $5,663,816 and consisted of the following:

                                             Cost                 Fair Value
                                       --------------            -------------
Debt securities and loans              $      516,769            $     908,974
Preferred stocks                            1,139,479                1,139,479
Warrants to purchase common stock              11,504                   11,504
Common stocks                               2,023,008                3,603,859
                                       --------------            -------------
                                       $    3,690,760            $   5,663,816
                                       ==============            =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $2,788,590 as of December 31, 2006, which represents the fair value of the loan to the SBA.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The following financial statements and related information as of the years ended December 31, 2006, 2005 and 2004 are included in Item 8:

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

McGLADREY & PULLEN
Certified Public Accountants



Report Of Independent Registered Public Accounting Firm



To the Independent Trustees and Stockholders
Berthel Growth & Income Trust I
Marion, Iowa

We have audited the accompanying consolidated statements of assets and liabilities of Berthel Growth & Income Trust I and Subsidiary ("Trust") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in net assets (liabilities) and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berthel Growth & Income Trust I and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements for the years ended December 31, 2006, 2005 and 2004 have been prepared assuming that the Trust will continue as a going-concern. As discussed in Note 1 to the Financial Statements, the Trust continues to have a deficiency in net assets, as well as net losses. In addition, Berthel SBIC, LLC, a wholly owned subsidiary of the Trust, has agreed to liquidate its portfolio assets in order to pay its indebtedness to the United States Small Business Administration. These events raise substantial doubt about the Trust's ability to continue as a going-concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



McGladrey & Pullen LLP is a member firm of RSM International
An affiliation of separate and independent legal entities

As discussed in Note 1, the investment securities included in the financial statements have been valued by the Independent Trustees ("Trustees") using valuation criteria applicable to the licensee. This criteria was established in accordance with Section 310(d)(2) of the Small Business Investment Act of 1958, as amended, and 13 CFR 107.503(e)(2) of the SBA regulations. Such investment securities have been valued at $5,663,816 (96% of assets) and $7,610,581 (96% of assets) as of December 31, 2006 and 2005, respectively, whose values have been estimated by the Trustees in the absence of readily ascertainable market values. We have reviewed the procedures used by the Trustees in preparing the valuations of investment securities and have inspected the underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, in the case of those securities with no readily ascertainable market value, because of the inherent uncertainty of the valuation, the Trustees' estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.




                                            /s/  McGLADREY & PULLEN, LLP
                                            -----------------------------------
                                                 McGLADREY & PULLEN, LLP

Cedar Rapids, Iowa
March 12, 2007



Berthel Growth & Income Trust I

Consolidated Statements Of Assets And Liabilities
December 31, 2006 And 2005


Assets (Note 6)                                                              2006            2005
--------------------------------------------                             ------------    ------------
Loans and Investments (cost 2006 $3,690,760;
  2005 $5,643,614) (Note 2)                                              $  5,663,816    $  7,610,581
Cash and cash equivalents                                                     257,035         336,447
Interest and dividends receivable, net of allowance for
  doubtful accounts                                                             5,416           7,338
                                                                         ------------    ------------
                                                                         $  5,926,267    $  7,954,366
                                                                         ============    ============



Liabilities and Net Assets (Liabilities)
--------------------------------------------
Liabilities:
  Accounts payable and other accrued expenses (Note 4)                   $     90,019    $    110,169
  Due to affiliate (Notes 3 and 4)                                            902,496         680,316
  Distributions payable to stockholders (Note 5)                            7,357,139       6,513,888
  Note payable (Note 6)                                                     2,788,590       6,075,209
                                                                         ------------    ------------
                                                                           11,138,244      13,379,582
                                                                         ------------    ------------

Net Assets (Liabilities), equivalent to $(494.45) per share in 2006;
  $(514.68) per share in 2005:
  Shares of beneficial interest, net of syndication costs of $1,507,237;
    25,000 shares authorized, 10,541 shares issued and
    outstanding in 2006 and 2005                                           (3,935,562)     (2,632,677)
Accumulated net realized losses                                            (3,249,471)     (4,759,506)
Accumulated net unrealized gains                                            1,973,056       1,966,967
                                                                         ------------    ------------
                                                                           (5,211,977)     (5,425,216)
                                                                         ------------    ------------
                                                                         $  5,926,267    $  7,954,366
                                                                         ============    ============


See Notes to Consolidated Financial Statements.





Berthel Growth & Income Trust I

Consolidated Statements Of Operations
Years Ended December 31, 2006, 2005 And 2004


                                                        2006           2005           2004
---------------------------------------------------------------------------------------------
Revenue:
  Interest income                                   $   112,639    $   106,660    $   257,468
  Dividend income                                        16,667         74,643         93,434
  Application, closing and other fees                     1,500            833          5,000
                                                    -----------    -----------    -----------
         Total revenue                                  130,806        182,136        355,902
                                                    -----------    -----------    -----------

Expenses:
  Management fees (Note 4)                              174,979        211,257        227,834
  Administrative services                                 4,004          3,992          4,066
  Trustee fees (Note 4)                                  24,000         24,000         24,000
  Professional fees                                      25,549         69,360         95,571
  Interest expense                                      314,381        556,276        572,585
  Other general and administrative expenses              47,527         53,035         46,795
                                                    -----------    -----------    -----------
         Total expenses                                 590,440        917,920        970,851
                                                    -----------    -----------    -----------

         Net investment (loss)                         (459,634)      (735,784)      (614,949)
                                                    -----------    -----------    -----------

Change in unrealized gain on investments (Note 2)         6,089        944,615          3,773

Realized gain on investments (Note 2)                 1,510,035        461,534             --
                                                    -----------    -----------    -----------
         Net gain on investments                      1,516,124      1,406,149          3,773
                                                    -----------    -----------    -----------

         Net increase (decrease) in net assets      $ 1,056,490    $   670,365    $  (611,176)
                                                    ===========    ===========    ===========

Per beneficial share data:
  Revenue                                           $     12.41    $     17.28    $     33.76
  Expenses                                               (56.01)        (87.08)        (92.10)
                                                    -----------    -----------    -----------
         Net investment (loss)                           (43.60)        (69.80)        (58.34)
                                                    -----------    -----------    -----------

Change in unrealized gain on investments                   0.58          89.61           0.36
Realized gain on investments                             143.25          43.79             --
                                                    -----------    -----------    -----------
         Net gain on investments                         143.83         133.40           0.36
                                                    -----------    -----------    -----------

         Net increase (decrease) in net assets      $    100.23    $     63.60    $    (57.98)
                                                    ===========    ===========    ===========

Weighted average shares                                  10,541         10,541         10,541
                                                    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.





Berthel Growth & Income Trust I

Consolidated Statements Of Changes In Net Assets (Liabilities)
Years Ended December 31, 2006, 2005 And 2004


                                      Shares of Beneficial Interest      Accumulated     Accumulated       Total Net
                                        -------------------------       Net Realized    Net Unrealized      Assets
                                          Shares          Amount          (Losses)      Gains (Losses)   (Liabilities)
                                        -----------     -----------      -----------      -----------     -----------
Balance, December 31, 2003                   10,541     $   406,845      $(5,221,040)     $ 1,018,579     $(3,795,616)
  Net investment (loss)                        --          (614,949)            --               --          (614,949)
  Unrealized gain on investments               --              --               --              3,773           3,773
  Realized gain on investments                 --              --               --               --              --
  Distributions payable to stockholders
    ($80 per beneficial share)                 --          (845,590)            --               --          (845,590)
                                        -----------     -----------      -----------      -----------     -----------
Balance, December 31, 2004                   10,541      (1,053,694)      (5,221,040)       1,022,352      (5,252,382)
  Net investment (loss)                        --          (735,784)            --               --          (735,784)
  Unrealized gain on investments               --              --               --            944,615         944,615
  Realized gain on investments                 --              --            461,534             --           461,534
  Distributions payable to stockholders
    ($80 per beneficial share)                 --          (843,199)            --               --          (843,199)
                                        -----------     -----------      -----------      -----------     -----------
Balance, December 31, 2005                   10,541      (2,632,677)      (4,759,506)       1,966,967      (5,425,216)
  Net investment (loss)                        --          (459,634)            --               --          (459,634)
  Unrealized gain on investments               --              --               --              6,089           6,089
  Realized gain on investments                 --              --          1,510,035             --         1,510,035
  Distributions payable to stockholders
   ($80 per beneficial share)                  --          (843,251)            --               --          (843,251)
                                        -----------     -----------      -----------      -----------     -----------
Balance, December 31, 2006                   10,541     $(3,935,562)     $(3,249,471)     $ 1,973,056     $(5,211,977)
                                        ===========     ===========      ===========      ===========     ===========


See Notes to Consolidated Financial Statements.





Berthel Growth & Income Trust I

Consolidated Statements Of Cash Flows
Years Ended December 31, 2006, 2005 And 2004


                                                              2006           2005           2004
                                                           -----------    -----------    -----------
Cash Flows from Operating Activities:
  Net increase (decrease) in net assets                    $ 1,056,490    $   670,365    $  (611,176)
  Adjustments to reconcile net increase (decrease)
    in net assets to net cash provided by
    operating activities:
    Accretion of discount on debt securities                      (445)       (14,120)       (21,062)
    Change in unrealized (gain) on investments                  (6,089)      (944,615)        (3,773)
    Realized (gain) on investments                          (1,510,035)      (461,534)          --
    Changes in operating assets and liabilities:
      Loans and investments                                  3,463,334      1,889,470        599,908
      Interest and dividends receivable                          1,922        102,845        (44,624)
      Accrued interest payable                                    --          (97,014)        26,838
      Accounts payable and other accrued expenses              (20,150)        22,650         21,200
      Due to affiliate                                         222,180        261,410        331,189
      Deferred income                                             --             (833)        (5,000)
                                                           -----------    -----------    -----------

         Net cash provided by operating activities           3,207,207      1,428,624        293,500
                                                           -----------    -----------    -----------

Cash Flows (Used In) Financing Activities,
payment of note payable                                     (3,286,619)    (1,351,710)      (282,253)
                                                           -----------    -----------    -----------

         Net increase (decrease) in cash and
         cash equivalents                                      (79,412)        76,914         11,247

Cash and Cash Equivalents:
  Beginning                                                    336,447        259,533        248,286
                                                           -----------    -----------    -----------
  Ending                                                   $   257,035    $   336,447    $   259,533
                                                           ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information,
  cash paid for interest                                   $   314,381    $   653,290    $   545,747

Supplemental Disclosure of Noncash Financing Activities,
  distributions payable to stockholders                        843,251        843,199        845,590


See Notes to Consolidated Financial Statements.

                                                  23

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

   The Trust will terminate upon the liquidation of all of its investments, but no later than June 21, 2007. However, the Independent Trustees have the right to extend the term of the Trust for up to two (2) additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years. It is management's intention to extend the Trust for two years and has applied for an extension of the loan through September of 2009 which is subject to approval by the SBA.

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

   Going-concern considerations: During the years ended December 31, 2006 and 2005, the Trust continues to have a deficiency in net assets as well as net investment losses. In addition, the SBIC was in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the Small Business Administration advising that the SBIC must cure its default on the outstanding debentures prior to March 22, 2002. Since March 2002, the capital impairment violation has not been cured.

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

Berthel Growth & Income Trust I

Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 2.  Loans and Investments



                                                                                                                Valuation
                                                                                                       -----------------------------
                 Company                                            Security                               2006           2005
------------------------------------------------------------------------------------------------------------------------------------

Communications and Software:
EDmin.com, Inc.                                      261,203 shares of 9% Cumulative Redeemable
---------------                                      Convertible Series A Preferred Stock;
  Provider of internet-based software products,      call options beginning May 2004.                     $   972,812   $   972,812
  technology planning and systems integration
  to educational institutions.

Media Sciences International, Inc.                   Options to purchase 20,000 common shares as
----------------------------------                   of December 31, 2005 at prices ranging from
(Formerly Cadapult Graphic Systems, Inc.)            $ 2.00 to $ 3.13 per share, expiring
-----------------------------------------            December 2009 through July 2011. *                          --            --
  Provider of computer graphic systems,
  peripherals, supplies and services to
  visual communicators and graphics                  409,200 shares of common stock as of
  professionals.                                     December 31, 2005. *                                        --         939,114
                                                                                                       -----------------------------


Total communications and software (17% and 25% of total loans and investments as of
December 31, 2006 and 2005, respectively)                                                                     972,812     1,911,926
                                                                                                       -----------------------------


Health Care Products and Services:
Physicians Total Care, Inc.                          10% uncollateralized note due on demand as of
---------------------------                          December 31, 2005.                                             *     1,100,000
Provider of prescription medication systems
to physicians' offices for point-of-care             8% uncollateralized promissory note due
dispensing to patients.                              December 31, 2009.                                       700,000          --

                                                     Warrants to purchase 350,000 common shares
                                                     as of December 31, 2005 at $.035 to $5 per share.*          --            --

                                                     100,000 and 700 shares of common stock as of
                                                     December 31, 2006 and 2005, respectively.*                  --            --

Inter-Med, Inc.                                      2,491.3031 common shares; put options beginning
---------------                                      May 2006 and call options beginning May 2007, both
Manufacturer and importer of products                expiring upon the occurrence of a specified event.*       672,279      672,279
for the U.S. dental market

                                                     12% promissory note, $50,000 due July 2006
                                                     (at December 31, 2005).                                    --           49,555
                                                                                                       -----------------------------
                                                               Subtotal forward                           $ 1,372,279   $ 1,821,834

                                                                 26



Berthel Growth & Income Trust I

Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 2.   Loans and Investments (Continued)


                                                                                                         Valuation     Valuation
                                                                                                       -----------------------------
                 Company                                            Security                               2006           2005
------------------------------------------------------------------------------------------------------------------------------------

                                                        Subtotal forward                                  $ 1,372,279   $ 1,821,834
Future Matrix Interventional, Inc.         Warrants to purchase 6% of common stock at $.01 per share,
----------------------------------         with put options beginning February 2005. *                           --       2,460,000
  (formerly Futuremed)
Medical device manufacturer.               905,203 shares of common stock at December 31, 2006. *           2,460,000          --

                                           1,899,783 shares of CeloNova Biosciences, Inc. (f/k/a IMED)
                                           common stock (a Future Matrix affiliate). *                           --            --
                                                                                                       -----------------------------
Total health care products and services (68% and 56% of total loans and investments as of
December 31, 2006 and 2005, respectively)                                                                   3,832,279     4,281,834
                                                                                                       -----------------------------


Manufacturing:
Feed Management Systems                    435,590 shares of Feed Management Systems common stock,
-----------------------                    converted from Easy Systems Series B Cumulative
(Formerly Easy Systems, Inc.)              Redeemable Preferred Stock and 11% unsecured subordinated
Provides control systems and proprietary   debenture. *                                                       304,913       304,913
software primarily for the agricultural
industry.

The Schebler Company                       13% subordinated note due January 2007.                            166,666       166,666
--------------------
Manufacturer of industrial equipment.
                                           Warrants to purchase 1.66% of common shares at $.01 per
                                           share, with put options beginning January 2007 and
                                           ending January 2022 or upon the occurrence of a specified
                                           event. *                                                            11,504        11,504

                                           166,666 shares of 10% convertible cumulative preferred
                                           stock, with put options beginning January 2007 and ending
                                           January 2022 or upon the occurrence of a specified event.          166,667       166,667

                                           166,666 shares of common stock, with put options beginning
                                           January 2007 and ending January 2022 or upon the
                                           occurrence of a specified event. *                                 166,667       166,667
                                                                                                       -----------------------------
                                           Subtotal forward                                               $   816,417   $   816,417

                                                                 27



Berthel Growth & Income Trust I

Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 2.   Loans and Investments (Continued)


                                                                                                         Valuation     Valuation
                                                                                                       -----------------------------
                 Company                                            Security                               2006           2005
------------------------------------------------------------------------------------------------------------------------------------
                                           Subtotal forward                                               $   816,417   $   816,417
Childs & Albert
---------------
Racing engine component manufacturer.      12.5% promissory note due October 2005.                               --         400,000

                                           Warrants to purchase 833.334 shares of common stock at
                                           $10 per share expiring September 2010; put and call
                                           options beginning September 2005 and ending
                                           September 2008. *                                                     --            --
                                                                                                       -----------------------------
Total manufacturing (14% and 16% of total loans and investments as of
December 31, 2006 and 2005, respectively)                                                                     816,417     1,216,417
                                                                                                       -----------------------------


Other service industries:
Kinseth Hospitality Company, Inc.
---------------------------------
Hotel and restaurant industries.           15% secured note receivable due March 2007.                         42,308       200,404
                                                                                                       -----------------------------
Total other service industries (1% and 3% of total loans and investments as of
December 31, 2006 and 2005, respectively)                                                                      42,308       200,404
                                                                                                       -----------------------------

Total loans and investments                                                                               $ 5,663,816   $ 7,610,581
                                                                                                       =============================

* Non-income producing investment.


There were no purchases of loans and investments for the years ending December
31, 2006, 2005, and 2004. Sales of loans and investments for the years ending
December 31, 2006, 2005, and 2004 were $3,515,585, $1,933,802, and $685,000, respectively.

The changes in unrealized gains and losses and the realized gains and losses on investments recognized during the previous three years are summarized below:



                                                             2006           2005          2004
                                                         -------------------------------------------
                   Unrealized gains (losses):
                   Childs & Albert, Inc.                 $   472,065    $  (472,065)   $        --
                   Physicians Total Care, Inc.               100,000      1,100,000             --
                   EDmin.com                                      --             --       (631,264)
                   Media Sciences International             (565,976)       (50,382)       635,037
                   Pickerman's Development Company                --        633,032             --
                   IMED Devices, Inc.                             --       (265,970)            --
                                                         -------------------------------------------
                   Total unrealized gain (loss)          $     6,089    $   944,615    $     3,773
                                                         ===========================================

                   Realized gains (losses):
                   FutureMatrix Interventional, Inc.     $   500,000    $        --             --
                   Childs & Albert, Inc.                    (172,065)            --             --
                   International Pacific Seafoods                 --        100,000             --
                   Media Sciences International            1,182,100        994,566             --
                   Pickerman's Development Company                --       (633,032)            --
                                                         -------------------------------------------
                   Total realized gain (loss)            $ 1,510,035        461,534             --
                                                         ===========================================

                                                                 28

Note 3.  Due to Affiliates


Due to affiliates is comprised of the following as of December 31, 2006 and 2005:


                                                              2006        2005
                                                            --------    --------

Accrued management fees                                     $690,710    $515,731
Note payable to Trust Advisor (non-interest bearing)          10,000      10,000
Other amounts due Trust Advisor                              201,786     154,585
                                                            --------    --------
Due to affiliates                                           $902,496    $680,316
                                                            ========    ========


On February 7, 2007, management of the Trust Advisor decided to waive the management fees for 2006. The Trust accrued management fees payable to the Trust Advisor for 2006 totaling $174,979 and this forgiveness of debt will be reflected in the financial statements during the first quarter of 2007. At this time, the Trust Advisor has not waived management fees relating to 2007 or to years prior to 2006. The management fees relating to 2005 and prior total $515,731.

Note 4.  Related Party Transactions


The Trust has entered into a management agreement with the Trust Advisor that provides for incentive compensation to the Trust Advisor based on the capital appreciation of the Trust's investments. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the combined temporary investment in money market securities and loans and investments of the Trust. The management fee is paid quarterly, in arrears, and is determined by reference to the value of the assets of the Trust as of the first day of that quarter. Management fees incurred during the years ended December 31, 2006, 2005 and 2004 relating to this agreement aggregated $174,979, $211,257 and $227,834, respectively. As part of the loan agreement with the SBA, these expenses can continue to be accrued, but cannot be paid until the SBA loan is paid in full.

The Trust pays a fee to the independent trustees representing compensation for services rendered to the Trust. During each of the years ended December 31, 2006, 2005 and 2004, trustee fees totaling $24,000 were accrued. As part of the loan agreement with the SBA, these expenses can continue to be accrued, but cannot be paid until the SBA loan is paid in full. The balance payable is $90,000 and $66,000 as of December 31, 2006 and 2005, respectively.


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

Note 5.       Distributions Payable to Stockholders (Continued)


The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within 60 days of the end of each quarter. SBA regulations govern the amount of the SBIC's income available for distributions. As of December 31, 2006 and 2005, no amounts were available for distribution within the SBIC under the SBA regulations. The distributions payable balance comprises the following:


                                       Underwriting     Priority
                                         Return          Return          Total
                                        ----------     ----------     ----------

Balance, December 31, 2004              $  526,401     $5,144,288     $5,670,689
Distributions earned                            --        843,199        843,199
                                        ----------     ----------     ----------
Balance, December 31, 2005                 526,401      5,987,487      6,513,888
Distributions earned                            --        843,251        843,251
                                        ----------     ----------     ----------
Balance, December 31, 2006              $  526,401     $6,830,738     $7,357,139
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

On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement ("Agreement") with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2006, $2,788,590 is outstanding under the loan agreement with final payment due September 1, 2007. The note payable is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.


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

Due to the net liability position of the Trust as of December 31, 2006, the negative ratios do not represent meaningful data and will, therefore, be excluded from disclosure in the footnotes.


Note 9.  Quarterly Financial Information (Unaudited)




                                                 First          Second          Third         Fourth          Total
                                              -----------    -----------    -----------    -----------    -----------
                                                                                2006
                                              -----------    -----------    -----------    -----------    -----------
Total revenue                                 $    22,980    $    36,626    $    39,994    $    31,206    $   130,806
Net investment (loss)                            (158,955)      (130,238)       (95,475)       (74,966)      (459,634)
Unrealized gain (loss) on investments             (51,844)      (514,132)       100,000        472,065          6,089
Realized gain (loss) on investments               522,884      1,159,217             --       (172,066)     1,510,035
Net increase (decrease) in net assets             312,085        514,847          4,525        225,033      1,056,490
Increase (decrease) in net assets
per beneficial share                          $     29.61    $     48.84    $      0.43    $     21.35    $    100.23


                                                                                2005
                                              -----------    -----------    -----------    -----------    -----------

Total revenue                                 $    83,193    $    82,506    $    56,390    $   (39,953)   $   182,136
Net investment (loss)                            (133,230)      (140,441)      (162,888)      (299,225)      (735,784)
Unrealized gain (loss) on investments             376,153       (266,002)       162,702        671,762        944,615
Realized gain on investments                       79,211             --             --        382,323        461,534
Net increase (decrease) in net assets             322,134       (406,443)          (186)       754,860        670,365
Increase (decrease) in net assets
per beneficial share                          $     30.56    $    (38.56)   $     (0.02)   $     71.61    $     63.60

                                                           31

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

Changes in Internal Controls
No changes occurred since the quarter ended September 30, 2006 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

     Henry T. Madden (age 77) - Mr. Madden is an Independent Trustee of the Trust. He was awarded a B.S.M.E. from the University of Notre Dame in 1951 and an M.B.A. from the University of Pittsburgh in 1966. He began his career as an Industrial Engineer, then Quality Control Manager in Technical Ceramics for 3M Company in Chattanooga, Tennessee. He became Manager of Production Engineering, then Manager for a 1,500 employee, $50 million in sales Allis-Chalmers Plant, manufacturing power and distribution transformers in Pittsburgh, Pennsylvania. In 1966, he became General Plant Manager of the Allis-Chalmers, Cedar Rapids, Iowa Plant manufacturing construction machinery. In 1969, Mr. Madden became Division Manager for Hydraulic Truck Cranes for Harnischfeger Corporation. In 1975 Mr. Madden became President, Harnischfeger GMBH in Dortmund, West Germany, a joint venture with August Thyssen A.G. of West Germany, manufacturing truck cranes, creating a 100 million deutsche mark business. He also served as Managing Director for Harnischfeger International Corporation for Europe, East Europe, and North and West Africa, responsible for all product sales in those areas. In 1981, Mr. Madden became a consultant to and assumed the responsibilities of General Manager of Oak Hill Engineering Inc., in Cedar Rapids, Iowa, a manufacturer of wire harnesses. In 1983, he started a company, Enertrac Inc., designing, manufacturing and marketing communications systems. Mr. Madden financed Enertrac Inc. through an initial public offering and merged it into another company in 1986. Mr. Madden organized the Institute for Entrepreneurial Management in the University of Iowa College of Business Administration in 1986, advising potential and new entrepreneurs and teaching courses on entrepreneurship in the MBA program, along with courses in Corporate Strategy in the Executive MBA and MBA programs. Mr. Madden has been consulting with developmental stage companies since 1981.

     Mary Quass (age 57) - Ms. Quass was elected as an Independent Trustee, effective February 5, 1999. She received a BA Degree from the University of Northern Iowa in 1972. In 1981, she was appointed General Sales Manager of KSO and later in 1982 became Vice President and General Manager of KHAK AM/FM. In 1988, Ms. Quass formed Quass Broadcasting Company, Inc., which merged with CapStar Broadcasting Partners to form Central Star Communications, Inc. in 1998. She held the position of President of Quass Broadcasting until 1998. Upon the merger, Quass served as President and CEO of Central Star Communications. In 1999 Central Star/Capstar Partners merged with Chancellor Media to form AMFM, Inc. and Quass continued to serve as CEO and President of Central Star Communications under AMFM until she left the company in early 2000. Quass formed a LLC to acquire businesses and provide consulting services. In 2002 she formed NewRadio Group, LLC which owns and operates radio stations.

Executive Officers and Directors of the Trust Advisor:
------------------------------------------------------
     Thomas J. Berthel (age 55) - Mr. Berthel was elected President of the Trust Advisor in August, 2001, and also serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as Chief Executive Officer of Berthel Fisher and Financial Services. He has held these positions since 1985. Until June, 1993, Mr. Berthel served as President of the Financial Services. From 1993 until the present he has served as Chief Executive Officer and as a Director of the Financial Services. Mr. Berthel is also President and a Director of various other subsidiaries of Berthel Fisher that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He serves as the Chairman of the Board of Amana Colonies Golf Course, Inc., and, served on the Board of Directors of Intellicall, Inc., an advanced telecommunications technologies company in Carrollton, Texas, from November, 1995 to December, 1999. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa
     (1993).

     Ronald O. Brendengen (Age 52) - Mr. Brendengen is the Chief Operating Officer, Chief Financial Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher. He was elected Secretary and Chief Financial Officer in 1994, and Chief Operating Officer in January 1998, of Berthel Fisher & Company. He also serves as Chief Financial Officer, Treasurer and a Director of each subsidiary of Berthel Fisher. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa in 1978.

     Leslie D. Smith (Age 59) - Mr. Smith is a Director and the Secretary of the Trust Advisor. In 1994 Mr. Smith was named General Counsel of Berthel Fisher & Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990 Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. In that capacity, Mr. Smith performed all duties generally associated with the position of General Counsel. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc. in North Sioux City, South Dakota.



Item 11. Executive Compensation
         ----------------------
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant.


(A)                                        (B)           (C)                 (C1)                  (C2)                (D)

                                                          Cash and                        Securities of property    Aggregate of
                                                   cash equivalent                            insurance benefits    contingent
Name of individual and                    Year            forms of                              or reimbursement    or forms
capacities in which served                Ended       remuneration           Fees              personal benefits    of remuneration
-----------------------------------------------------------------------------------------------------------------------------------
TJB Capital Management, Inc.              2006           $0             $           0               $0                  $0
Corporate Trustee                         2005           $0             $           0               $0                  $0
                                          2004           $0             $           0               $0                  $0


Henry T. Madden                           2006           $0             $      12,000               $0                  $0
Independent Trustee                       2005           $0             $      12,000               $0                  $0
                                          2004           $0             $      12,000               $0                  $0


Mary Quass                                2006           $0             $      12,000               $0                  $0
Independent Trustee                       2005           $0             $      12,000               $0                  $0
                                          2004           $0             $      12,000               $0                  $0

Berthel Fisher & Company Planning, Inc.   2006           $0             $     174,979  (1)          $0                  $0
Trust Advisor                             2005           $0             $     211,257               $0                  $0
                                          2004           $0             $     231,900               $0                  $0

(1) On February 7, 2007, management of the Trust Advisor decided to waive the management fees for 2006. The Trust accrued management fees payable to the Trust
Advisor for 2006 totaling $174,979 and this forgiveness of debt will be reflected in the financial statements during the first quarter of 2007. At this time, the Trust Advisor has not waived management fees relating to 2007 or to years prior to 2006. The management fees relating to 2005 and prior total
$515,731.



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

Item 14. Principal Accountant Fees and Services
         --------------------------------------
Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered by McGladrey & Pullen, LLP for the audit of Berthel Growth & Income I's annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP).

                                               2006                  2005
                                          -----------           -----------
Audit Fees (1)                            $    48,850           $    45,351
Audit-Related Fees (2)                          4,200                 4,160
Tax Services (3)                                4,500                 3,900
All Other Fees                                    -0-                   -0-
                                          -----------           -----------
                                          $    57,550           $    53,411
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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
         ------------------------------------------
(a) Documents filed as part of this report.

     1. Consolidated Financial Statements                               Page No.
                                                                        --------

         Consolidated Statements of Assets and Liabilities
         as of December 31, 2006 and 2005                                     20

         Consolidated Statements of Operations for the
         Years Ended December 31, 2006, 2005 and 2004                         21

         Consolidated Statements of Changes in Net Assets (Liabilities)
         for the Years Ended December 31, 2006, 2005 and 2004                 22

         Consolidated Statements of Cash Flows for the
         Years Ended December 31, 2006, 2005 and 2004                         23

         Notes to Consolidated Financial Statements                           24


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

                                            BERTHEL GROWTH & INCOME TRUST I

                                            By:  /s/  Thomas J. Berthel
                                               --------------------------------
Date: March 12, 2007                                  THOMAS J. BERTHEL,
                                                      Chief Executive Officer
                                                      (principal executive
                                                      officer) of
                                                      Berthel Fisher & Company
                                                      Planning, Inc.,
                                                      Trust Advisor


                                            By:  /s/  Ronald O. Brendengen
                                               --------------------------------
Date: March 12, 2007                                  RONALD O. BRENDENGEN,
                                                      Chief Operating Officer,
                                                      Chief Financial Officer
                                                      and Treasurer
                                                      (principal  financial
                                                      officer) of
                                                      Berthel Fisher & Company
                                                      Planning, Inc.,
                                                      Trust Advisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                                            /s/  Thomas J. Berthel
                                            -----------------------------------
Date: March 12, 2007                             THOMAS J. BERTHEL,
                                                 Chairman and Director of
                                                 Berthel Fisher & Company,
                                                 Berthel Fisher & Company
                                                 Planning, Inc.,
                                                 Trust  Advisor

                                            /s/  Ronald O. Brendengen
                                            -----------------------------------
Date: March 12, 2007                             RONALD O. BRENDENGEN,
                                                 Director of Berthel Fisher &
                                                 Company Planning, Inc.,
                                                 Trust Advisor

                                            /s/  Leslie D. Smith
                                            -----------------------------------
Date: March 12, 2007                             LESLIE D. SMITH,
                                                 Director of Berthel Fisher &
                                                 Company Planning, Inc.,
                                                 Trust Advisor

                                            /s/  Henry  T. Madden
                                            -----------------------------------
Date: March 12, 2007                             HENRY T. MADDEN,
                                                 Independent Trustee of
                                                 Berthel Growth & Income Trust I

                                            /s/  Mary Quass
                                            -----------------------------------
Date: March 12, 2007                             MARY QUASS,
                                                 Independent Trustee of Berthel
                                                 Growth & Income Trust I

                                            /s/  Thomas J. Berthel
                                            -----------------------------------
Date: March 12, 2007                             THOMAS J. BERTHEL,
                                                 Chairman of the Board and Chief
                                                 Executive Officer of TJB
                                                 Capital Management, Inc.,
                                                 Trustee of Berthel Growth &
                                                 Income Trust I

                                            /s/  Daniel P. Wegmann
                                            -----------------------------------
Date: March 12, 2007                             DANIEL P. WEGMANN,
                                                 Controller of Berthel Fisher &
                                                 Company Planning, Inc.,
                                                 Trust Advisor

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