Form 10QSB
period 2007-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 2007-05-11
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

                                       or

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

        Shares of Beneficial Interest - 10,541 shares as of April 9, 2007

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----
Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Assets and Liabilities -
              March 31, 2007 and December 31, 2006                             3

              Consolidated Statements of Operations -
              three months ended March 31, 2007 and 2006                       4

              Consolidated Statements of Changes in Net Liabilities -
              three months ended March 31, 2007 and 2006                       5

              Consolidated Statements of Cash Flows -
              three months ended March 31, 2007 and 2006                       6

              Notes to Consolidated Financial Statements                       7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      11

Item 4.       Controls and Procedures                                         12


Part II.   OTHER INFORMATION
----------------------------
Item 1A.          Risk Factors                                                13
Item 6.           Exhibits                                                    13

Signatures                                                                    13



                              BERTHEL GROWTH & INCOME TRUST I
               CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                             March 31,     December 31,
                                                               2007            2006
                                                           ------------    ------------

ASSETS
Loans and investments (Note B)                             $  5,663,816    $  5,663,816
Cash and cash equivalents                                       197,807         257,035
Interest and dividends receivable                                19,416           5,416
Other assets                                                     25,844            --
                                                           ------------    ------------
TOTAL ASSETS                                               $  5,906,883    $  5,926,267
                                                           ============    ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accounts payable and other accrued expenses                $     96,439    $     90,019
Due to affiliate                                                801,622         902,496
Distributions payable to shareholders                         7,565,071       7,357,139
Notes payable (Note C)                                        2,787,082       2,788,590
                                                           ------------    ------------
TOTAL LIABILITIES                                            11,250,214      11,138,244
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

NET  ASSETS (LIABILITIES), equivalent to ($506.91)
     per share at March 31, 2007 and ($494.45) per
     share at December 31, 2006:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                   (4,066,916)     (3,935,562)
Accumulated net realized losses                              (3,249,471)     (3,249,471)
Accumulated net unrealized gains                              1,973,056       1,973,056
                                                           ------------    ------------
TOTAL NET ASSETS (LIABILITIES)                               (5,343,331)     (5,211,977)
                                                           ------------    ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  5,906,883    $  5,926,267
                                                           ============    ============


See notes to consolidated financial statements.

                                            3

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         Three Months Ended
                                                      March 31,       March 31,
                                                        2007            2006
                                                      ---------       ---------
REVENUES:
     Interest income                                  $  20,575       $  18,313
     Dividend income                                      4,167           4,167
     Application, closing, and other fees                   500             500
                                                      ---------       ---------
Total revenues                                           25,242          22,980
                                                      ---------       ---------

EXPENSES:
     Management fees                                   (138,068)         49,574
     Administrative services                              1,535           1,181
     Trustee fees                                         6,000           6,000
     Professional fees                                   16,448          11,659
     Interest expense                                    51,492         102,118
     Other general and administrative expenses           11,257          11,403
                                                      ---------       ---------
Total expenses                                          (51,336)        181,935
                                                      ---------       ---------

Net investment income (loss)                             76,578        (158,955)
Unrealized loss on investments                             --           (51,844)
Realized gain on investments                               --           522,884
                                                      ---------       ---------

Net increase in net assets                            $  76,578       $ 312,085
                                                      =========       =========

Per beneficial share amounts:
Net increase in net assets                            $    7.26       $   29.61
                                                      =========       =========

Weighted average shares                                  10,541          10,541
                                                      =========       =========


See notes to consolidated financial statements.



                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                             Three Months Ended          Three Months Ended
                                               March 31, 2007              March 31, 2006
                                               --------------              --------------

                                          Shares of                    Shares of
                                          Beneficial                   Beneficial
                                           Interest      Amount         Interest      Amount
                                         -----------   -----------    -----------   -----------
Net investment income (loss)                    --     $    76,578           --     $  (158,955)

Unrealized loss on investments                  --            --             --         (51,844)

Realized gain on investments                    --            --             --         522,884

Distributions payable to shareholders           --        (207,932)          --        (207,933)

Net liabilities at beginning of period        10,541    (5,211,977)        10,541    (5,425,216)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(5,343,331)        10,541   $(5,321,064)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                                               5

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                     Three Months Ended March 31
                                                         2007           2006
                                                         ----           ----
OPERATING ACTIVITIES:
Net increase in net assets                           $    76,578    $   312,085
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Accretion of discount on debt securities                    --             (267)
Unrealized loss on investments                              --           51,844
Realized gain on investments                                --         (522,884)
Changes in operating assets and liabilities
     Loans and investments                                  --        1,175,234
     Interest and dividends receivable                   (14,000)         1,000
     Other assets                                        (25,844)       (25,894)
     Accounts payable and other accrued expenses           6,420        (27,135)
     Due to affiliate                                   (100,874)        86,492
                                                     -----------    -----------
Net cash flows from operating activities                 (57,720)     1,050,475
                                                     -----------    -----------

FINANCING ACTIVITIES:
Payment of debentures                                     (1,508)      (952,883)
                                                     -----------    -----------
Net cash flows from operating activities                  (1,508)      (952,883)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                          (59,228)        97,592

CASH AT BEGINNING OF PERIOD                              257,035        336,447
                                                     -----------    -----------

CASH AT END OF PERIOD                                $   197,807    $   434,039
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                               $    51,492    $   102,118
Noncash financing activities:
Distributions payable to shareholders                    207,932        207,933


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of March 31, 2007, $2,787,082 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of March 31, 2007, total assets and liabilities of the Trust are $5,906,883 and $11,250,214, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes; an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trust has adopted FIN 48 and it did not have a material impact on its financial position and results of operations.



NOTE B -LOANS AND INVESTMENTS
                                                                              March 31, 2007                 December 31, 2006
                                                                        ---------------------------     ---------------------------
                                                                            Cost        Valuation           Cost         Valuation
Communications & Software:
EDmin.com, Inc.
---------------
   261,203 shares of 9%, Series A cumulative convertible
   preferred stock                                                      $   972,812     $   972,812     $   972,812     $   972,812
                                                                                        -----------                     -----------
Total Communications & Software
   (17% of total loans and investments)                                                     972,812                         972,812
                                                                                        -----------                     -----------

Healthcare Products & Services:
Physicians Total Care, Inc.
---------------------------
   8% uncollateralized promissory note due December, 2009                   307,795         700,000         307,795         700,000
   100,000 shares of common stock                                             4,000            --             4,000            --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                                        672,279         672,279         672,279         672,279

FutureMatrix Interventional, Inc.
---------------------------------
   905,203 shares of common stock                                           102,640       2,460,000         102,640       2,460,000
   1,899,783 shares of common stock of CeloNova Biosciences, Inc.
   (f/k/a IMED)
   (an affiliate of FutureMatrix Interventional, Inc.)                         --              --              --              --
                                                                                        -----------                     -----------
Total Healthcare Products & Services
(68% of total loans and investments)                                                      3,832,279                       3,832,279
                                                                                        -----------                     -----------

Manufacturing:
Feed Management Systems, Inc.
-----------------------------
   435,590 shares of common stock                                         1,077,422         304,913       1,077,422         304,913

The Schebler Company
--------------------
   13% promissory note due August, 2007                                     166,666         166,666         166,666         166,666
   Warrants to purchase 1.66% of common stock at $.01 per share              11,504          11,504          11,504          11,504
   166,666 shares of 10% convertible cumulative preferred stock             166,667         166,667         166,667         166,667
                                                                                        -----------                     -----------
   166,666 shares of common stock                                           166,667         166,667         166,667         166,667
Total Manufacturing (14% of total loans and investments)                                    816,417                         816,417
                                                                                        -----------                     -----------
Other Service Industries:
Kinseth Hospitality Company, Inc.
---------------------------------
   15% note due March, 2007                                                  42,308          42,308          42,308          42,308
                                                                                        -----------                     -----------
Total Other Service Industries (1% of total loans and investments)                           42,308                          42,308
                                                                                        -----------                     -----------

TOTAL LOANS AND INVESTMENTS                                                             $ 5,663,816                     $ 5,663,816
                                                                                        ===========                     ===========

                                                                8

NOTE C - NOTES PAYABLE
The SBIC issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC was required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of March 31, 2007, $2,787,082 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                               Three Months Ending March 31
                                   2007              2006
                                   ----              ----

     Portfolio investments     $    19,417       $    17,184
     Money market                    1,158             1,129
                               -----------       -----------
     Interest income           $    20,575       $    18,313
                               ===========       ===========

     Dividend income           $     4,167       $     4,167
                               -----------       -----------

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest is earned on investments in highly liquid money market savings funds. Dividend income reflects dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were a credit of $138,068 for the first three months of 2007 and a charge of $49,574 the same period a year ago. The credit for 2007 is the result of the forgiveness of debt by the Trust Advisor, as described below. These fees are currently accrued as payable to the Trust Advisor but are not paid, in accordance with the loan agreement with the SBA.

On February 7, 2007, management of the Trust Advisor decided to waive the management fees for 2006. The Trust accrued management fees payable to the Trust Advisor for 2006 totaling $174,979 and this forgiveness of debt is reflected in the financial statements during the first quarter of 2007. On April 26, 2007, management of the Trust Advisor decided to waive the management fees for 2005 and prior years. The Trust accrued management fees payable to the Trust Advisor for 2005 and prior years totaling $515,731 and this forgiveness of debt will be reflected in the financial statements during the second quarter of 2007. At this time, the Trust Advisor has not waived management fees relating to 2007.

Professional fees were $16,448 for the first three months of 2007 compared to $11,659 for 2006 and include legal and accounting fees. Other general and administrative expenses were $11,257 for the first three months of 2007 compared to $11,403 for 2006. Interest expense was $51,492 for the first three months of 2007 and $102,118 for the same period of 2006 and is interest on the note payable to the SBA.

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

As of March 31, 2007, total assets and liabilities of the Trust are $5,906,883 and $11,250,214, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The change in unrealized and realized gains and losses is summarized in the following table:

                                  Three Months Ending March 31
                                       2007        2006
                                       ----        ----
     Media Sciences International   $     --    $  (51,844)
                                    ----------  ----------
     Unrealized loss                $     --    $  (51,844)
                                    ==========  ==========

     Media Sciences International   $     --    $  522,884
                                    ----------  ----------
     Realized gain                  $     --    $  522,884
                                    ==========  ==========

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

The loan agreement with the SBA is due as follows:

                     Maturity Date                Amount
                     -------------                ------
                   September 1, 2007            $2,787,082

As of March 31, 2007, total assets and liabilities of the Trust are $5,906,883 and $11,250,214, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

As of March 31, 2007, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At March 31, 2007, the amount at risk was $5,663,816 and consisted of the following:

                                                      Cost            Valuation
                                                      ----            ---------
         Debt securities and loans                $   516,769        $   908,974
         Preferred stocks                           1,139,479          1,139,479
         Common stocks                              2,023,008          3,603,859
         Warrants to purchase common stock             11,504             11,504
                                                  -----------        -----------
         Total loans and investments              $ 3,690,760        $ 5,663,816
                                                  ===========        ===========

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $2,787,082 as of March 31, 2007, which approximates the fair value of the loan.


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

Changes in Internal Controls
No changes occurred since the quarter ended December 31, 2006 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 1A. Risk Factors
         ------------
Management of the Trust does not believe there have been any material changes in the risk factors which were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

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


                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
                                  (Registrant)


Date:    May 9, 2007                    /s/  Ronald O. Brendengen
                                        ----------------------------------------
                                             Ronald O. Brendengen,
                                             Chief Financial Officer & Treasurer


Date:    May 9, 2007                    /s/  Daniel P. Wegmann
                                        ----------------------------------------
                                             Daniel P. Wegmann, Controller