Form 10QSB
period 2007-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 2007-08-14
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

                                       or

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

        Shares of Beneficial Interest - 10,541 shares as of July 6, 2007

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.    FINANCIAL INFORMATION                                            PAGE
------------------------------                                              ----
Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Assets and Liabilities -
              June 30, 2007 and December 31, 2006                             3

              Consolidated Statements of Operations -
              three months ended June 30, 2007 and 2006                       4

              Consolidated Statements of Operations -
              six months ended June 30, 2007 and 2006                         5

              Consolidated Statements of Changes in Net Liabilities -
              six months ended June 30, 2007 and 2006                         6

              Consolidated Statements of Cash Flows -
              six months ended June 30, 2007 and 2006                         7

              Notes to Consolidated Financial Statements                      8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     13

Item 4.       Controls and Procedures                                        13


Part II.   OTHER INFORMATION
----------------------------
Item 1A.      Risk Factors                                                   14
Item 6.       Exhibits                                                       14

Signatures                                                                   14



                                BERTHEL GROWTH & INCOME TRUST I
                 CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                          June 30, 2007    December 31, 2006
                                                          -------------    -----------------
ASSETS
Loans and investments (Note B)                             $  5,632,283         $  5,663,816
Cash and cash equivalents                                       167,880              257,035
Interest and dividends receivable                                19,416                5,416
Other assets                                                     17,228                 --
                                                           ------------         ------------
TOTAL ASSETS                                               $  5,836,807         $  5,926,267
                                                           ============         ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accounts payable and other accrued expenses                $    102,019         $     90,019
Due to affiliate                                                324,272              902,496
Distributions payable to shareholders                         7,775,313            7,357,139
Notes payable (Note C)                                        2,785,115            2,788,590
                                                           ------------         ------------
TOTAL LIABILITIES                                            10,986,719           11,138,244
                                                           ------------         ------------

COMMITMENTS AND CONTINGENCIES

NET  ASSETS (LIABILITIES), equivalent to ($488.56)
     per share at June 30, 2007 and ($494.45) per
     share at December 31, 2006:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                   (3,873,497)          (3,935,562)
Accumulated net realized losses                              (3,249,471)          (3,249,471)
Accumulated net unrealized gains                              1,973,056            1,973,056
                                                           ------------         ------------
TOTAL NET ASSETS (LIABILITIES)                               (5,149,912)          (5,211,977)
                                                           ------------         ------------
TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  5,836,807         $  5,926,267
                                                           ============         ============


See notes to consolidated financial statements.

                                              3

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three Months Ended
                                                       June 30,       June 30,
                                                         2007           2006
                                                     -----------    -----------
REVENUES:
     Interest income                                 $    21,392    $    31,459
     Dividend income                                       4,166          4,167
     Application, closing, and other fees                     30          1,000
                                                     -----------    -----------
Total revenues                                            25,588         36,626
                                                     -----------    -----------

EXPENSES:
     Management fees                                    (479,171)        45,763
     Administrative services                                 939            939
     Trustee fees                                          6,000          6,000
     Professional fees                                    29,912         13,256
     Interest expense                                     52,032         88,670
     Other general and administrative expenses            12,215         12,236
                                                     -----------    -----------
Total expenses                                          (378,073)       166,864
                                                     -----------    -----------

Net investment income (loss)                             403,661       (130,238)
Unrealized loss on investments                              --         (514,132)
Realized gain on investments                                --        1,159,217
                                                     -----------    -----------

Net increase in net assets                           $   403,661    $   514,847
                                                     ===========    ===========

Per beneficial share amounts:
Net increase in net assets                           $     38.30    $     48.84
                                                     ===========    ===========

Weighted average shares                                   10,541         10,541
                                                     ===========    ===========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                           Six Months Ended
                                                       June 30,       June 30,
                                                         2007           2006
                                                     -----------    -----------
REVENUES:
     Interest income                                 $    41,967    $    49,772
     Dividend income                                       8,333          8,334
     Application, closing, and other fees                    530          1,500
                                                     -----------    -----------
Total revenues                                            50,830         59,606
                                                     -----------    -----------

EXPENSES:
     Management fees                                    (617,239)        95,337
     Administrative services                               2,474          2,120
     Trustee fees                                         12,000         12,000
     Professional fees                                    46,360         24,915
     Interest expense                                    103,524        190,788
     Other general and administrative expenses            23,472         23,639
                                                     -----------    -----------
Total expenses                                          (429,409)       348,799
                                                     -----------    -----------

Net investment income (loss)                             480,239       (289,193)
Unrealized loss on investments                              --         (565,976)
Realized gain on investments                                --        1,682,101
                                                     -----------    -----------

Net increase in net assets                           $   480,239    $   826,932
                                                     ===========    ===========

Per beneficial share amounts:
Net increase in net assets                           $     45.56    $     78.45
                                                     ===========    ===========

Weighted average shares                                   10,541         10,541
                                                     ===========    ===========


See notes to consolidated financial statements.




                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                             Six Months Ended              Six Months Ended
                                               June 30, 2007                June 30, 2006
                                               -------------                -------------

                                          Shares of                    Shares of
                                          Beneficial                   Beneficial
                                           Interest      Amount         Interest       Amount
                                         -----------   -----------    -----------   -----------
Net investment income (loss)                    --     $   480,239           --     $  (289,193)

Unrealized loss on investments                  --            --             --        (565,976)

Realized gain on investments                    --            --             --       1,682,101

Distributions payable to shareholders           --        (418,174)          --        (418,145)

Net liabilities at beginning of period        10,541    (5,211,977)        10,541    (5,425,216)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(5,149,912)        10,541   $(5,016,429)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                                                6

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      Six Months Ended June 30
                                                         2007           2006
                                                     -----------    -----------

OPERATING ACTIVITIES:
Net increase in net assets                           $   480,239    $   826,932
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Accretion of discount on debt securities                    --             (445)
Unrealized loss on investments                              --          565,976
Realized gain on investments                                --       (1,682,101)
Changes in operating assets and liabilities
     Loans and investments                                31,533      2,598,325
     Interest and dividends receivable                   (14,000)         1,000
     Other assets                                        (17,228)       (17,263)
     Accounts payable and other accrued expenses          12,000        (14,957)
     Due to affiliate                                   (578,224)       136,032
                                                     -----------    -----------
Net cash flows from operating activities                 (85,680)     2,413,499
                                                     -----------    -----------

FINANCING ACTIVITIES:
Payment of debentures                                     (3,475)    (2,497,212)
                                                     -----------    -----------
Net cash flows from financing activities                  (3,475)    (2,497,212)
                                                     -----------    -----------

NET DECREASE IN CASH                                     (89,155)       (83,713)

CASH AT BEGINNING OF PERIOD                              257,035        336,447
                                                     -----------    -----------

CASH AT END OF PERIOD                                $   167,880    $   252,734
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                               $   103,524    $   190,788
Noncash financing activities:
Distributions payable to shareholders                    418,174        418,145


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2007, $2,785,115 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of June 30, 2007, total assets and liabilities of the Trust are $5,836,807 and $10,986,719, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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



NOTE B -LOANS AND INVESTMENTS
                                                                                      June 30, 2007           December 31, 2006
                                                                                 -----------------------   -----------------------
                                                                                    Cost      Valuation       Cost      Valuation
                                                                                 ----------   ----------   ----------   ----------
Communications & Software:
EDmin.com, Inc.
---------------
   261,203 shares of 9%, Series A cumulative convertible preferred stock         $  972,812   $  972,812   $  972,812   $  972,812
                                                                                              ----------                ----------
Total Communications & Software (17% of total loans and investments)                             972,812                   972,812
                                                                                              ----------                ----------

Healthcare Products & Services:
Physicians Total Care, Inc.
---------------------------
   8% uncollateralized promissory note due December, 2009                           307,795      700,000      307,795      700,000
   100,000 shares of common stock                                                     4,000         --          4,000         --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                                                672,279      672,279      672,279      672,279

FutureMatrix Interventional, Inc.
---------------------------------
   905,203 shares of common stock                                                   102,640    2,460,000      102,640    2,460,000
   1,899,783 shares of common stock of CeloNova Biosciences, Inc. (f/k/a IMED)
     (an affiliate of FutureMatrix Interventional, Inc.)                               --           --           --           --
                                                                                              ----------                ----------
Total Healthcare Products & Services (68% of total loans and investments)                      3,832,279                 3,832,279
                                                                                              ----------                ----------

Manufacturing:
Feed Management Systems, Inc.
-----------------------------
   435,590 shares of common stock                                                 1,077,422      304,913    1,077,422      304,913

The Schebler Company
--------------------
   13% promissory note due August, 2007                                             166,666      166,666      166,666      166,666
   Warrants to purchase 1.66% of common stock at $.01 per share                      11,504       11,504       11,504       11,504
   166,666 shares of 10% convertible cumulative preferred stock                     166,667      166,667      166,667      166,667
   166,666 shares of common stock                                                   166,667      166,667      166,667      166,667
                                                                                              ----------                ----------
Total Manufacturing (14% of total loans and investments)                                         816,417                   816,417
                                                                                              ----------                ----------
Other Service Industries:
Kinseth Hospitality Company, Inc.
---------------------------------
   15% note due March, 2007                                                          10,775       10,775       42,308       42,308
                                                                                              ----------                ----------
Total Other Service Industries (1% of total loans and investments)                                10,775                    42,308
                                                                                              ----------                ----------

TOTAL LOANS AND INVESTMENTS                                                                   $5,632,283                $5,663,816
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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2007, $2,785,115 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                                         Three Months             Six Months
                                        Ending June 30          Ending June 30
                                       2007        2006        2007        2006
                                     -------     -------     -------     -------
     Portfolio investments           $20,612     $28,556     $40,029     $45,740
     Money market                        780       2,903       1,938       4,032
                                     -------     -------     -------     -------
     Interest income                 $21,392     $31,459     $41,967     $49,772
                                     =======     =======     =======     =======

     Dividend income                 $ 4,166     $ 4,167     $ 8,333     $ 8,334
                                     =======     =======     =======     =======

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest is earned on investments in highly liquid money market savings funds. Dividend income reflects dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were a credit of $617,239 for the first six months of 2007 and a charge of $95,337 the same period a year ago. The credit for 2007 is the result of the forgiveness of debt by the Trust Advisor, as described below. These fees are currently accrued as payable to the Trust Advisor but are not paid, in accordance with the loan agreement with the SBA.

On February 7, 2007, management of the Trust Advisor decided to waive the management fees for 2006. The Trust accrued management fees payable to the Trust Advisor for 2006 totaling $174,979 and this forgiveness of debt was reflected in the financial statements during the first quarter of 2007. On April 26, 2007, management of the Trust Advisor decided to waive the management fees for 2005 and prior years. The Trust accrued management fees payable to the Trust Advisor for 2005 and prior years totaling $515,731 and this forgiveness of debt is reflected in the financial statements during the second quarter of 2007. On July 25, 2007, management of the Trust Advisor decided to waive the management fees for 2007. This forgiveness of debt, in the amount of $73,471, will be reflected in the financial statements during the third quarter of 2007.

Professional fees were $46,360 for the first six months of 2007 compared to $24,915 for 2006 and include legal and accounting fees. Other general and administrative expenses were $23,472 for the first six months of 2007 compared to $23,639 for 2006. Interest expense was $103,524 for the first six months of 2007 and $190,788 for the same period of 2006 and is interest on the note payable to the SBA.

The Trust continues to have a deficiency in net assets, as well as net investment losses. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2007, $2,785,115 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of June 30, 2007, total assets and liabilities of the Trust are $5,836,807 and $10,986,719, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The change in unrealized and realized gains and losses is summarized in the following table:

                                    Three Months Ending June 30     Six Months Ending June 30
                                        2007            2006           2007            2006
                                    -------------   -----------    -------------   -----------
     Media Sciences International   $        --     $  (514,132)   $        --     $  (565,976)
                                    -------------   -----------    -------------   -----------
     Unrealized loss                $        --     $  (514,132)   $        --     $  (565,976)
                                    =============   ===========    =============   ===========

     Media Sciences International   $        --     $   659,217    $        --     $ 1,182,101
     FutureMatrix Interventional             --         500,000             --         500,000
                                    -------------   -----------    -------------   -----------
     Realized gain                  $        --     $ 1,159,217    $        --     $ 1,682,101
                                    =============   ===========    =============   ===========

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

Liquidity and Capital Resources
In accordance with the prospectus, the Trust was scheduled to terminate upon the liquidation of all of its investments, but no later than June 21, 2007. However, the Independent Trustees may extend the term of the Trust for up to two additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years. The Independent Trustees have extended the term of the Trust for one year to June 21, 2008.

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

                                       12

The loan agreement with the SBA is due as follows:

                    Maturity Date                Amount
                    -------------                ------
                  September 1, 2008            $2,785,115

As of June 30, 2007, total assets and liabilities of the Trust are $5,836,807 and $10,986,719, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

As of June 30, 2007, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At June 30, 2007, the amount at risk was $5,632,283 and consisted of the following:

                                                        Cost           Valuation
                                                     ----------       ----------
     Debt securities and loans                       $  485,236       $  877,441
     Preferred stocks                                 1,139,479        1,139,479
     Common stocks                                    2,023,008        3,603,859
     Warrants to purchase common stock                   11,504           11,504
                                                     ----------       ----------
     Total loans and investments                     $3,659,227       $5,632,283
                                                     ==========       ==========

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $2,785,115 as of June 30, 2007, which approximates the fair value of the loan.

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

Changes in Internal Controls
No changes occurred since the quarter ended March 31, 2007 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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


                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
                                  (Registrant)


Date:    August 13, 2007                    /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer &
                                                 Treasurer


Date:    August 13, 2007                    /s/  Daniel P. Wegmann
                                            -----------------------------------
                                                 Daniel P. Wegmann, Controller