Form 10-Q
period 2007-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 2007-11-08
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007
                                                ------------------

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

      Shares of Beneficial Interest - 10,541 shares as of November 8, 2007

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----
Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Assets and Liabilities -
              September 30, 2007 and December 31, 2006                        3

              Consolidated Statements of Operations -
              three months ended September 30, 2007 and 2006                  4

              Consolidated Statements of Operations -
              nine months ended September 30, 2007 and 2006                   5

              Consolidated Statements of Changes in Net Liabilities -
              nine months ended September 30, 2007 and 2006                   6

              Consolidated Statements of Cash Flows -
              nine months ended September 30, 2007 and 2006                   7

              Notes to Consolidated Financial Statements                      8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     13

Item 4.       Controls and Procedures                                        13


Part II.   OTHER INFORMATION
----------------------------
Item 1A.      Risk Factors                                                   14
Item 6.       Exhibits                                                       14

Signatures                                                                   14



                                 BERTHEL GROWTH & INCOME TRUST I
                  CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                     September 30, 2007       December 31, 2006
                                                     ------------------       -----------------

ASSETS
Loans and investments (Note B)                             $  5,621,508            $  5,663,816
Cash and cash equivalents                                       144,097                 257,035
Interest and dividends receivable                                19,416                   5,416
Other assets                                                      8,615                    --
                                                           ------------            ------------
TOTAL ASSETS                                               $  5,793,636            $  5,926,267
                                                           ============            ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accounts payable and other accrued expenses                $    108,019            $     90,019
Due to affiliate                                                252,929                 902,496
Distributions payable to shareholders                         7,987,865               7,357,139
Notes payable (Note C)                                        2,783,689               2,788,590
                                                           ------------            ------------
TOTAL LIABILITIES                                            11,132,502              11,138,244
                                                           ------------            ------------

COMMITMENTS AND CONTINGENCIES

NET  ASSETS (LIABILITIES), equivalent to ($506.49)
     per share at September 30, 2007 and ($494.45) per
     share at December 31, 2006:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                   (4,062,451)             (3,935,562)
Accumulated net realized losses                              (3,249,471)             (3,249,471)
Accumulated net unrealized gains                              1,973,056               1,973,056
                                                           ------------            ------------
TOTAL NET ASSETS (LIABILITIES)                               (5,338,866)             (5,211,977)
                                                           ------------            ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  5,793,636            $  5,926,267
                                                           ============            ============


See notes to consolidated financial statements.

                                               3



                              BERTHEL GROWTH & INCOME TRUST I
                     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                             Three Months Ended
                                               September 30, 2007     September 30, 2006
                                               ------------------     ------------------
REVENUES:
     Interest income                                    $  21,136              $  35,828
     Dividend income                                        4,168                  4,166
                                                        ---------              ---------
Total revenues                                             25,304                 39,994
                                                        ---------              ---------

EXPENSES:
     Management fees                                      (73,471)                39,800
     Administrative services                                  928                    943
     Trustee fees                                           6,000                  6,000
     Professional fees                                      4,856                 11,225
     Interest expense                                      52,575                 66,861
     Other general and administrative expenses             10,818                 10,640
                                                        ---------              ---------
Total expenses                                              1,706                135,469
                                                        ---------              ---------

Net investment income (loss)                               23,598                (95,475)
Unrealized gain on investments                               --                  100,000
                                                        ---------              ---------

Net increase in net assets                              $  23,598              $   4,525
                                                        =========              =========

Per beneficial share amounts:
Net increase in net assets                              $    2.24              $     .43
                                                        =========              =========

Weighted average shares                                    10,541                 10,541
                                                        =========              =========


See notes to consolidated financial statements.

                                            4



                              BERTHEL GROWTH & INCOME TRUST I
                     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                             Nine Months Ended
                                              September 30, 2007      September 30, 2006
                                              ------------------      ------------------
REVENUES:
     Interest income                                 $    63,103             $    85,600
     Dividend income                                      12,501                  12,500
     Application, closing, and other fees                    530                   1,500
                                                     -----------             -----------
Total revenues                                            76,134                  99,600
                                                     -----------             -----------

EXPENSES:
     Management fees                                    (690,710)                135,137
     Administrative services                               3,402                   3,063
     Trustee fees                                         18,000                  18,000
     Professional fees                                    51,216                  36,140
     Interest expense                                    156,099                 257,649
     Other general and administrative expenses            34,290                  34,279
                                                     -----------             -----------
Total expenses                                          (427,703)                484,268
                                                     -----------             -----------

Net investment income (loss)                             503,837                (384,668)
Unrealized loss on investments                              --                  (465,976)
Realized gain on investments                                --                 1,682,101
                                                     -----------             -----------

Net increase in net assets                           $   503,837             $   831,457
                                                     ===========             ===========

Per beneficial share amounts:
Net increase in net assets                           $     47.80             $     78.88
                                                     ===========             ===========

Weighted average shares                                   10,541                  10,541
                                                     ===========             ===========


See notes to consolidated financial statements.

                                            5



                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                             Nine Months Ended           Nine Months Ended
                                             September 30, 2007          September 30, 2006

                                          Shares of                    Shares of
                                         Beneficial                   Beneficial
                                          Interest        Amount       Interest       Amount
                                         -----------   -----------    -----------   -----------

Net investment income (loss)                    --     $   503,837           --     $  (384,668)

Unrealized loss on investments                  --            --             --        (465,976)

Realized gain on investments                    --            --             --       1,682,101

Distributions payable to shareholders           --        (630,726)          --        (630,698)

Net liabilities at beginning of period        10,541    (5,211,977)        10,541    (5,425,216)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(5,338,866)        10,541   $(5,224,457)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                                               6

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                         Nine Months Ended
                                                            September 30
                                                         2007           2006
                                                         ----           ----
OPERATING ACTIVITIES:
Net increase in net assets                           $   503,837    $   831,457
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Accretion of discount on debt securities                    --             (445)
Unrealized loss on investments                              --          465,976
Realized gain on investments                                --       (1,682,101)
Changes in operating assets and liabilities
     Loans and investments                                42,308      2,703,688
     Interest and dividends receivable                   (14,000)         1,921
     Other assets                                         (8,615)        (8,631)
     Accounts payable and other accrued expenses          18,000         17,042
     Due to affiliate                                   (649,567)       177,975
                                                     -----------    -----------
Net cash flows from operating activities                (108,037)     2,506,882
                                                     -----------    -----------

FINANCING ACTIVITIES:
Payment of debentures                                     (4,901)    (2,576,880)
                                                     -----------    -----------
Net cash flows from financing activities                  (4,901)    (2,576,880)
                                                     -----------    -----------

NET DECREASE IN CASH                                    (112,938)       (69,998)

CASH AT BEGINNING OF PERIOD                              257,035        336,447
                                                     -----------    -----------

CASH AT END OF PERIOD                                $   144,097    $   266,449
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                               $   156,099    $   236,120
Noncash financing activities:
Distributions payable to shareholders                    630,726        630,698


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2007, $2,783,689 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of September 30, 2007, total assets and liabilities of the Trust are $5,793,636 and $11,132,502, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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



NOTE B -LOANS AND INVESTMENTS
                                                                  September 30, 2007                     December 31, 2006
                                                           ------------------------------        ---------------------------------
                                                               Cost            Valuation            Cost                 Valuation
                                                           -----------        -----------        -----------            -----------
Communications & Software:
EDmin.com, Inc.
---------------
   261,203 shares of 9%, Series A cumulative
   convertible preferred stock                             $   972,812        $   972,812        $   972,812            $   972,812
                                                                              -----------                               -----------
Total Communications & Software
   (17% of total loans and investments)                                           972,812                                   972,812

Healthcare Products & Services:
Physicians Total Care, Inc.
---------------------------
   8% uncollateralized promissory note due
   December, 2009                                              307,795            700,000            307,795                700,000
   100,000 shares of common stock                                4,000                --               4,000                   --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                           672,279            672,279            672,279                672,279

FutureMatrix Interventional, Inc.
---------------------------------
   905,203 shares of common stock                              102,640          2,460,000            102,640              2,460,000
   1,899,783 shares of common stock of
   CeloNova Biosciences, Inc. (f/k/a IMED)
     (an affiliate of FutureMatrix Interventional, Inc.)          --                 --                 --                     --
                                                                              -----------                               -----------
Total Healthcare Products & Services
  (68% of total loans and investments)                                          3,832,279                                 3,832,279
                                                                              -----------                               -----------
Manufacturing:
Feed Management Systems, Inc.
-----------------------------
   435,590 shares of common stock                            1,077,422            304,913          1,077,422                304,913

The Schebler Company
--------------------
   13% promissory note due February, 2008                      166,666            166,666            166,666                166,666
   Warrants to purchase 1.66% of common stock
   at $.01 per share 166,666 shares of 10%                      11,504             11,504             11,504                 11,504
   convertible cumulative preferred stock                      166,667            166,667            166,667                166,667
   166,666 shares of common stock                              166,667            166,667            166,667                166,667
Total Manufacturing (15% and 14% of total loans
     and investments as of September 30, 2007
     and December 31, 2006, respectively)                                         816,417                                   816,417
                                                                              -----------                               -----------
Other Service Industries:
Kinseth Hospitality Company, Inc.
   15% note due March, 2007                                       --                 --               42,308                 42,308
                                                                              -----------                               -----------
Total Other Service Industries (0% and 1% of total
     loans and investments as of September 30, 2007
     and December 31, 2006, respectively)                                            --                                      42,308
                                                                              -----------                               -----------

TOTAL LOANS AND INVESTMENTS                                                   $ 5,621,508                              $  5,663,816
                                                                              ===========                              ============

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2007, $2,783,689 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:


                                     Three Months Ending     Nine Months Ending
                                         September 30            September 30
                                       2007        2006        2007        2006
                                       ----        ----        ----        ----

     Portfolio investments           $19,551     $35,010     $59,580     $80,750
     Money market                      1,585         818       3,523       4,850
     Interest income                 $21,136     $35,828     $63,103     $85,600

     Dividend income                 $ 4,168     $ 4,166     $12,501     $12,500

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest is earned on investments in highly liquid money market savings funds. Dividend income reflects dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were a credit of $690,710 for the first nine months of 2007 and a charge of $135,137 the same period a year ago. The credit for 2007 is the result of the forgiveness of debt by the Trust Advisor, as described below.

On February 7, 2007, management of the Trust Advisor decided to waive the management fees for 2006. The Trust accrued management fees payable to the Trust Advisor for 2006 totaling $174,979 and this forgiveness of debt was reflected in the financial statements during the first quarter of 2007. On April 26, 2007, management of the Trust Advisor decided to waive the management fees for 2005 and prior years. The Trust accrued management fees payable to the Trust Advisor for 2005 and prior years totaling $515,731 and this forgiveness of debt is reflected in the financial statements during the second quarter of 2007. On July 25, 2007, management of the Trust Advisor decided to waive the management fees for 2007. This forgiveness of debt, in the amount of $73,471, is reflected in the financial statements during the third quarter of 2007.

Professional fees were $51,216 for the first nine months of 2007 compared to $36,140 for 2006 and include legal and accounting fees. Other general and administrative expenses were $34,290 for the first nine months of 2007 compared to $34,279 for 2006. Interest expense was $156,099 for the first nine months of 2007 and $257,649 for the same period of 2006 and is interest on the note payable to the SBA.

The Trust continues to have a deficiency in net assets, as well as net investment losses. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2007, $2,783,689 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of September 30, 2007, total assets and liabilities of the Trust are $5,793,636 and $11,132,502, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The change in unrealized and realized gains and losses is summarized in the following table:

                                          Three Months Ending          Nine Months Ending
                                              September 30                 September 30
                                           2007          2006           2007          2006
                                           ----          ----           ----          ----
     Media Sciences International     $       --     $      --     $       --     $  (565,976)
     Physicians Total Care                    --         100,000           --         100,000
                                      ------------   -----------   ------------   -----------
     Unrealized loss                  $       --     $   100,000   $       --     $  (465,976)
                                      ============   ===========   ============   ===========

     Media Sciences International     $       --     $      --     $       --     $ 1,182,101
     FutureMatrix Interventional              --            --             --         500,000
                                      ------------   -----------   ------------   -----------
     Realized gain                    $       --     $      --     $       --     $ 1,682,101
                                      ============   ===========   ============   ===========

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

                                       12

The loan agreement with the SBA is due as follows:

                     Maturity Date                Amount
                     -------------                ------
                   September 1, 2008            $2,783,689

As of September 30, 2007, total assets and liabilities of the Trust are $5,793,636 and $11,132,502, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

As of September 30, 2007, the portfolio is valued at fair value, as determined by the Independent Trustees ("Trustees"). In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The Trustees relied on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At September 30, 2007, the amount at risk was $5,621,508 and consisted of the following:

                                                Cost          Valuation
                                                ----          ---------
     Debt securities and loans               $   474,461     $   866,666
     Preferred stocks                          1,139,479       1,139,479
     Common stocks                             2,023,008       3,603,859
     Warrants to purchase common stock            11,504          11,504
                                             -----------     -----------
     Total loans and investments             $ 3,648,452     $ 5,621,508
                                             ===========     ===========

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $2,783,689 as of September 30, 2007, which approximates the fair value of the loan.

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

Changes in Internal Controls
No changes occurred since the quarter ended June 30, 2007 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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


                         BERTHEL GROWTH & INCOME TRUST I
                                  (Registrant)


Date:    November 8, 2007                   /s/  Ronald O. Brendengen
         ----------------                   -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer &
                                                 Treasurer


Date:    November 8, 2007                   /s/  Daniel P. Wegmann
         ----------------                   -----------------------------------
                                                 Daniel P. Wegmann, Controller