Form 10-K
period 2007-12-31
BERTHEL GROWTH & INCOME TRUST I
filed 2008-03-25
CIK 937969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]
                          Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).    [ ] Yes          [X] No

As of June 30, 2007, 10,541 Shares of Beneficial Interest were issued and outstanding with an aggregate market value of $-0- at that time. As of January 25, 2008, 10,541 Shares of Beneficial Interest were issued and outstanding.

                            EXHIBIT INDEX AT PAGE 38

                         BERTHEL GROWTH & INCOME TRUST I
                          2007 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.       Business....................................................     3
Item 1A.      Risk Factors................................................     4
Item 1B.      Unresolved Staff Comments...................................    10
Item 2.       Properties..................................................    10
Item 3.       Legal Proceedings...........................................    10
Item 4.       Submission of Matters to a Vote of Shareholders.............    11


                                     PART II

Item 5.       Market for the Registrant's Common Equity, Related
              Shareholder Matters and Issuer Purchases of Equity
              Securities..................................................    11
Item 6.       Selected Financial Data.....................................    11
Item 7.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations............    12
Item 7A.      Quantitative and Qualitative Disclosure About Market Risk...    16
Item 8.       Financial Statements and Supplementary Data.................    17
Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure......................    31
Item 9A(T).   Controls and Procedures.....................................    31


                                    PART III

Item 10.      Directors, Executive Officers and Corporate Governance......    32
Item 11.      Executive Compensation......................................    34
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Shareholder Matters..................    35
Item 13.      Certain Relationships and Related Transactions and
              Director Independence.......................................    35
Item 14.      Principal Accountant Fees and Services......................    35


                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules..................    36
              Signatures..................................................    37
              Exhibit Index...............................................    38

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

During the years ended December 31, 2007 and 2006, the Trust continues to have a deficiency in net assets, as well as net investment losses during the years ended December 31, 2006 and 2005. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement ("Agreement") with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. On August 2, 2007, the loan agreement was extended one year to September 1, 2008. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2007, $2,781,106 is outstanding under the loan agreement. The note payable is secured by substantially all assets of the SBIC.

The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of December 31, 2007, total assets and liabilities of the Trust are $5,438,059 and $11,355,840, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

GOING CONCERN CONSIDERATIONS
During the years ended December 31, 2007 and 2006, the Trust continues to have a deficiency in net assets, as well as net investment losses during the years ended December 31, 2006 and 2005. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement ("Agreement") with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. On August 2, 2007, the loan agreement was extended one year to September 1, 2008. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2007, $2,781,106 is outstanding under the loan agreement. The note payable is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of December 31, 2007, total assets and liabilities of the Trust are $5,438,059 and $11,355,840, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

EFFECT OF INTEREST RATE SENSITIVITY ON SENIOR DEBT
Fluctuations in interest rates may have an adverse impact on the Trust indirectly through the effect of interest rate fluctuations on Portfolio Companies. Many of the Trust's investments consist primarily of subordinated debt and equity securities issued by Portfolio Companies that have also issued senior debt. The payment of any amounts due on the Trust's investment will, therefore, generally be subject to the payments due, if any, on debt senior to the Trust's investment. Furthermore, since senior debt typically bears interest at a floating rate, while other debt typically does not, increased interest rates may shift more of a company's available funds to the senior lenders. If a Portfolio Company cannot generate sufficient cash flow to meet such increased interest payments the shift of funds to senior lenders could decrease or eliminate the amount realized on the Trust's investment.

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

LIQUIDATION OF INVESTMENTS
In accordance with the prospectus, the Trust was scheduled to terminate upon the liquidation of all of its investments, but no later than June 21, 2007. However, the Independent Trustees may extend the term of the Trust for up to two additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years. The Independent Trustees have extended the term of the Trust for one year to June 21, 2008. If the Trust's debt investments do not mature prior to the end of the Trust's term, or if the Trust is not otherwise able to liquidate such investments in the normal course of business prior to the expiration of its term, the Trust could incur substantial capital losses resulting from the liquidation of debt securities prior to their maturity if interest rates at the time of liquidation are higher than the interest rates earned by such debt securities. The Trust Advisor will seek to negotiate maturities of investments within the stated term of the Trust. If the Trust is unable to sell or liquidate its equity interests or other securities before the end of the Trust's term and the Trust is forced to liquidate in a short period of time, there will be a substantial discount taken in order to sell the security.

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

LEVERAGE
The SBIC issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. The SBIC also paid an annual 1% SBA loan fee on the outstanding balance.

On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement ("Agreement") with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. On August 2, 2007, the loan agreement was extended one year to September 1, 2008. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2007, $2,781,106 is outstanding under the loan agreement. The note payable is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

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

TRUST ADVISOR'S BROAD DISCRETION OVER THE USE OF PROCEEDS
All decisions with respect to the management of the Trust will be made exclusively by the Trustees and the Trust Advisor. Shareholders have no right or power to take part in the management of the Trust. Accordingly, no person should purchase Shares unless such person is willing to entrust the management of the Trust to the Trust Advisor, subject to overall supervision of the Trustees.

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

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters
        ----------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

The Registrant's shares are not publicly traded. There is no established public trading market for the shares of the Trust and it is unlikely that any will develop. The Trust Advisor will resist the development of a public market for the shares.

                               Number of Shareholders      Number of Shares
     Title of Class             at January 25, 2008        at January 25, 2008
     --------------------------------------------------------------------------
     Shares of Beneficial
     Interest                          883                      10,541

The Trust accrued an underwriting return based on 10% simple annual interest computed on a daily basis from the initial closing (August 30, 1995) until June
21, 1997, the final closing. Shareholders were paid $250,000 in July 1996 and $493,897 in July 1997, leaving $522,791 of the underwriting return remaining to be paid. There remains to be paid $3,610, which represents interest earned by the Trust on the investor's funds held in escrow through the initial closing.
Since the final closing, a priority return at 8% simple interest has been accrued. The earned priority return amounted to $843,280, $845,590, $843,199, $843,251, and $843,280 in 2003, 2004, 2005, 2006, and 2007, respectively. No priority return distributions have been paid since 1999. Priority return distributions payable at December 31 of each year were $4,298,698, $5,144,288, $5,987,487, $6,830,738, and $7,674,018 for 2003, 2004, 2005, 2006, and 2007,
respectively.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2007. Distributions from the SBIC to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA.
Accordingly, the SBIC had no distributable cash.

Item 6.  Selected Financial Data
         -----------------------
                                                                Year Ended December 31
                                      -----------------------------------------------------------------------
                                    2007              2006              2005             2004              2003
-----------------------------------------------------------------------------------------------------------------
Total assets                   $   5,438,059     $   5,926,267    $   7,954,366    $   8,449,498    $   8,968,700
Debentures payable                 2,781,106         2,788,590        6,075,209        7,426,919        7,709,172
Net increase (decrease) in
 net assets                          137,476         1,056,490          670,365         (611,176)       1,302,461
Unrealized gain (loss)
 on investments                     (304,913)            6,089          944,615            3,773        1,916,997
Realized gain on investments             -0-         1,510,035          461,534              -0-          173,355
Net increase (decrease) in
 net assets per beneficial share       13.04            100.23            63.60            (57.98)         123.56
Distributions per beneficial share       -0-               -0-              -0-              -0-              -0-

The above selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                                       11

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------
Critical Accounting Policy
The Trust's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified it most critical accounting policy to be that related to the valuation of loans and investments. The Trust's valuation of loans and investments incorporates a variety of risk considerations, both quantitative and qualitative in establishing a valuation of loans and investments that management believes is appropriate at each reporting date. Quantitative factors for the valuation of loans and investments include the Trust's cost of the investment, terms and liquidity of the warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market prices of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of the investments. Quantitative factors also incorporate known information about individual loans and investments. Qualitative factors include the general economic environment in the Partnership's markets, including economic conditions throughout the Midwest and in particular the state of certain industries. Management may report a materially different amount for the provision for loan and lease losses in the statement of operations to change the valuation of loans and investments if its assessment of the above factors were different. Although management believes the valuation of loans and investments as of both December 31, 2007 and 2006 were adequate, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations
Net investment income (loss) reflects revenues and expenses excluding realized and unrealized gains and losses on investments. Interest income for the past three years is summarized as follows:

                                    2007              2006             2005
                                    ----              ----             ----
     Portfolio investments     $      78,997     $     105,977    $     103,357
     Money market                      4,244             6,662            3,303
                               -------------     -------------    -------------
     Interest income           $      83,241     $     112,639    $     106,660
                               =============     =============    =============

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest reflects cash resources that are invested in highly liquid money market savings funds. Dividend income was $16,666 in 2007, $16,667 in 2006, and $74,643 in
2005, reflecting dividends earned on preferred stock investments.

Management fees, calculated as 2.5% of the combined temporary investment in money market securities and loans and investments balances, were $174,979 in 2006 and $211,257 in 2005. On February 7, 2007, management of the Trust Advisor decided to waive the management fees for 2006. The Trust accrued management fees payable to the Trust Advisor for 2006 totaling $174,979 and this forgiveness of debt was reflected in the financial statements during the first quarter of 2007. On April 26, 2007, management of the Trust Advisor decided to waive the management fees for 2005 and prior years. The Trust accrued management fees payable to the Trust Advisor for 2005 and prior years totaling $515,731 and this forgiveness of debt was reflected in the financial statements during the second quarter of 2007. On July 25, 2007, management of the Trust Advisor decided to waive the management fees for 2007. This forgiveness of debt, in the amount of $73,471, was reflected in the financial statements during the third quarter of 2007.

Trustee fees represent compensation for services rendered to the Trust. Each
Independent Trustee is paid $1,000 per month for these services. In accordance with the SBA loan agreement, discussed in more detail below, the Trust continues to accrue the trustee fees, but is not paying them. The Trust does not have sufficient cash available to pay the trustee fees. Fees payable to the trustees were $114,000 as of December 31, 2007.

Professional fees were $63,618, $25,549, and $69,360 in 2007, 2006, and 2005, respectively, and include legal and accounting expenses. Other general and administrative expenses were $47,441 in 2007, $47,527 in 2006, and $53,035 in 2005.

Interest expense is on the note payable to the SBA and was $210,369 in 2007, $314,381 in 2006, and $556,276 in 2005. The Trust issued debentures totalling
$9,500,000 for which the SBA has demanded repayment; this debt was refinanced during 2003, as described in the following paragraph.

During the years ended December 31, 2007 and 2006, the Trust continues to have a deficiency in net assets, as well as net investment losses during the years ended December 31, 2006 and 2005. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February
21, 2003. On September 1, 2003, management signed a loan agreement ("Agreement") with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. On August 2, 2007, the loan agreement was extended one year to September 1, 2008. The
Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2007, $2,781,106 is outstanding under the loan agreement. The note payable is secured by substantially all assets of the SBIC.
The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of December 31, 2007, total assets and liabilities of the Trust are $5,438,059 and $11,355,840, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The changes in unrealized gains and losses and the realized gains and losses on investments recognized during the previous three years are summarized below:

Unrealized gains (losses):                    2007             2006             2005
--------------------------                    ----             ----             ----
Childs & Albert, Inc.                     $         -0-    $    472,065     $   (472,065)
Physicians Total Care, Inc.                         -0-         100,000        1,100,000
Feed Management Systems                       (304,913)              -0-              -0-
Media Sciences International                        -0-        (565,976)         (50,382)
Pickerman's Development Company                     -0-              -0-         633,032
IMED Devices, Inc.                                  -0-              -0-         265,970)
                                          ------------     ------------     ------------
Total unrealized gain                     $   (304,913)    $      6,089     $    944,615
                                          ============     ============     ============

                                            13



Realized gains (losses):                      2007             2006             2005
------------------------                      ----             ----             ----
FutureMatrix Interventional, Inc.         $         -0-    $    500,000     $         -0-
Childs & Albert, Inc.                               -0-        (172,065)              -0-
International Pacific Seafoods                      -0-              -0-         100,000
Media Sciences International                        -0-       1,182,100          994,566
Pickerman's Development Company                     -0-              -0-        (633,032)
                                          ------------     ------------     ------------
Total realized gain                       $         -0-    $  1,510,035     $    461,534
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

The investment objective of the Trust is to provide capital appreciation potential and current income by investing primarily in subordinated debt, preferred stock and related equity securities issued by small and medium sized companies that the Trust Advisor believes offer the opportunity for growth or appreciation of equity value while being able, if required to do so, to service current yield bearing securities. The Trust seeks investments in a variety of companies and industries. The securities of portfolio companies purchased by the Trust typically will be rated below investment grade, and more frequently, not rated at all. The securities of such portfolio companies will often have significant speculative characteristics. The Trust's investments at December 31, 2007, 2006, and 2005 are summarized by type of investment in the table below.

                                                  December 31, 2007
                                                  -----------------

                                          Cost                       Fair Value
                                          ----                       ----------
Debt securities and loans             $    474,461                   $   866,666
Preferred stocks                         1,139,479                     1,139,479
Warrants to purchase common stock           11,504                        11,504
Common stocks                            2,023,008                     3,298,946
                                      ------------                   -----------
                                      $  3,648,452                   $ 5,316,595
                                      ------------                   -----------

                                                  December 31, 2006
                                                  -----------------
                                          Cost                       Fair Value
                                          ----                       ----------
Debt securities and loans             $    516,769                   $   908,974
Preferred stocks                         1,139,479                     1,139,479
Warrants to purchase common stock           11,504                        11,504
Common stocks                            2,023,008                     3,603,859
                                      ------------                   -----------
                                      $  3,690,760                   $ 5,663,816
                                      ============                   ===========

                                                  December 31, 2005
                                                  -----------------
                                          Cost                       Fair Value
                                          ----                       ----------
Debt securities and loans             $  2,024,420                   $ 1,916,625
Preferred stocks                         1,139,479                     1,139,479
Warrants to purchase common stock          186,209                     2,471,504
Common stocks                            2,293,506                     2,082,973
                                      ------------                   -----------
                                      $  5,643,614                   $ 7,610,581
                                      ============                   ===========

                                       14

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

Liquidity and Capital Resources
Net cash from operating activities was a net use of cash of $147,503 in 2007 compared to a net source of cash of $3,207,207 in 2006. This decrease in cash flow is primarily due to the net changes in loans and investments. The Trust had a net use of cash for financing activities of $7,484 and $3,286,619 in 2007 and 2006, respectively, relating to the payment of debt to the SBA.

During the years ended December 31, 2007 and 2006, the Trust continues to have a deficiency in net assets, as well as net investment losses during the years ended December 31, 2006 and 2005. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement ("Agreement") with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. On August 2, 2007, the loan agreement was extended one year to September 1, 2008. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2007, $2,781,106 is outstanding under the loan agreement. The note payable is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

The loan agreement with the SBA is due as follows:

                   Maturity Date                      Amount
                   -------------                      ------
                   September 1, 2008                  $2,781,106

As of December 31, 2007, total assets and liabilities of the Trust are $5,438,059 and $11,355,840, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The Trust intends to make quarterly distributions of all cash revenues to the extent it has cash available for such distributions. These distributions must be approved by a majority of the Trustees and made within sixty days of the end of each quarter. The Trustees declared no distributions during 2007. Distributions from the SBIC to the Trust are restricted under SBA regulations. Under SBA regulations, the SBIC subsidiary is not able to distribute income to the parent unless it has "earnings available for distribution" as defined by the SBA. Accordingly, the SBIC had no distributable cash.

Regardless of the ability to make current distributions in cash, the Trust has accrued an 8% priority return to beneficial owners of the Trust since June 1997. A 10% underwriting return was accrued through the final closing of the offering on June 21, 1997. Accrued underwriting and priority returns amounted to $8,200,419, $7,357,139, and $6,513,888 as of December 31, 2007, 2006, and 2005,
respectively. No distributions have been paid to beneficial owners of the Trust since 1999.

On February 26, 2008, the Trust entered into an agreement with a financial services firm to assist in the sale of the Trust's remaining portfolio of investments.

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

As of December 31, 2007, the portfolio is valued at fair value, as determined by the Trustees. In determining fair value, investments are initially stated at cost until significant subsequent events and operating trends require a change in valuation. Among the factors considered by the Trustees in determining fair value of investments are the cost of the investment, terms and liquidity of warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Trustees rely on financial data of the portfolio companies provided by the management of the portfolio companies. The Trust Advisor maintains ongoing contact with management of the portfolio companies including participation on their Boards of Directors and review of financial information.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At December 31, 2007, the amount at risk was $5,316,595 and consisted of the following:

                                                  Cost            Fair Value
                                                  ----            ----------
Debt securities and loans                   $      474,461       $     866,666
Preferred stocks                                 1,139,479           1,139,479
Warrants to purchase common stock                   11,504              11,504
Common stocks                                    2,023,008           3,298,946
                                            --------------       -------------
                                            $    3,648,452       $   5,316,595
                                            ==============       =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $2,781,106 as of December 31, 2007, which represents the fair value of the loan to the SBA.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The following financial statements and related information as of the years ended December 31, 2007, 2006 and 2005 are included in Item 8:

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

McGLADREY & PULLEN
CERTIFIED PUBLIC ACCOUNTANTS


Report Of Independent Registered Public Accounting Firm



To the Independent Trustees and Stockholders
Berthel Growth & Income Trust I
Marion, Iowa

We have audited the accompanying consolidated statements of assets and liabilities of Berthel Growth & Income Trust I and Subsidiary ("Trust") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in net assets (liabilities) and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berthel Growth & Income Trust I and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements for the years ended December 31, 2007, 2006 and 2005 have been prepared assuming that the Trust will continue as a going-concern. As discussed in Note 1 to the Financial Statements, the Trust continues to have a deficiency in net assets, as well as net losses. In addition, Berthel SBIC, LLC, a wholly owned subsidiary of the Trust, has agreed to liquidate its portfolio assets in order to pay its indebtedness to the United States Small Business Administration. These events raise substantial doubt about the Trust's ability to continue as a going-concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


McGladrey & Pullen LLP is a member firm of RSM International- An affiliation of separate and independent legal entities.

As discussed in Note 1, the investment securities included in the financial statements have been valued by the Independent Trustees ("Trustees") using valuation criteria applicable to the licensee. This criteria was established in accordance with Section 310(d)(2) of the Small Business Investment Act of 1958, as amended, and 13 CFR 107.503(e)(2) of the SBA regulations. Such investment securities have been valued at $5,316,595 (98% of assets) and $5,663,816 (96% of assets) as of December 31, 2007 and 2006, respectively, whose values have been estimated by the Trustees in the absence of readily ascertainable market values. We have reviewed the procedures used by the Trustees in preparing the valuations of investment securities and have inspected the underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, in the case of those securities with no readily ascertainable market value, because of the inherent uncertainty of the valuation, the Trustees' estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

We were not engaged to examine management's assertion about the effectiveness of Berthel Growth & Income Trust I and Subsidiary's internal control over financial reporting as of December 31, 2007 included in the accompanying Management Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

                                            /s/  McGladrey & Pullen, LLP
                                            -----------------------------------
                                                 McGladrey & Pullen, LLP



Cedar Rapids, Iowa
March 11, 2008



Berthel Growth & Income Trust I

Consolidated Statements Of Assets And Liabilities
December 31, 2007 And 2006


Assets (Note 6)                                                                               2007                2006
---------------------------------------------------------------------------------------------------------------------------
Loans and Investments (cost 2007 $3,648,452;
   2006 $3,690,760) (Note 2)                                                               $ 5,316,595         $ 5,663,816
Cash and cash equivalents                                                                      102,048             257,035
Interest and dividends receivable, net of allowance for
   doubtful accounts                                                                            19,416               5,416
                                                                                           -------------------------------
                                                                                           $ 5,438,059         $ 5,926,267
                                                                                           ===============================



Liabilities and Net Assets (Liabilities)
---------------------------------------------------------------------------------------------------------------------------
Liabilities:
Accounts payable and other accrued expenses (Note 4)                                       $   114,019         $    90,019
Accrued interest payable                                                                         2,853                --
Due to affiliate (Notes 3 and 4)                                                               257,443             902,496
Distributions payable to stockholders (Note 5)                                               8,200,419           7,357,139
Note payable (Note 6)                                                                        2,781,106           2,788,590
                                                                                           -------------------------------
                                                                                            11,355,840          11,138,244
                                                                                           -------------------------------

Net Assets (Liabilities), equivalent to $(561.41) per share in 2007;
   $(494.45) per share in 2006:
Shares of beneficial interest, net of syndication costs of $1,507,237;
   25,000 shares authorized, 10,541 shares issued and
   outstanding in 2007 and 2006                                                             (4,336,453)         (3,935,562)
Accumulated net realized losses                                                             (3,249,471)         (3,249,471)
Accumulated net unrealized gains                                                             1,668,143           1,973,056
                                                                                           -------------------------------
                                                                                            (5,917,781)         (5,211,977)
                                                                                           -------------------------------
                                                                                           $ 5,438,059         $ 5,926,267
                                                                                           ===============================

See Notes to Consolidated Financial Statements.

                                                              20



Berthel Growth & Income Trust I

Consolidated Statements Of Operations
Years Ended December 31, 2007, 2006 And 2005

                                                                           2007                 2006                2005
----------------------------------------------------------------------------------------------------------------------------
Revenue:
Interest income                                                        $    83,241          $   112,639         $   106,660
Dividend income                                                             16,666               16,667              74,643
Application, closing and other fees                                          1,530                1,500                 833
                                                                       ----------------------------------------------------
Total revenue                                                              101,437              130,806             182,136
                                                                       ----------------------------------------------------

Expenses:
Management fees (Note 4)                                                  (690,710)             174,979             211,257
Administrative services                                                      4,330                4,004               3,992
Trustee fees (Note 4)                                                       24,000               24,000              24,000
Professional fees                                                           63,618               25,549              69,360
Interest expense                                                           210,369              314,381             556,276
Other general and administrative expenses                                   47,441               47,527              53,035
                                                                       ----------------------------------------------------
Total expenses                                                            (340,952)             590,440             917,920
                                                                       ----------------------------------------------------

Net investment gain (loss)                                                 442,389             (459,634)           (735,784)
                                                                       ----------------------------------------------------

Change in unrealized gain (loss) on investments (Note 2)                  (304,913)               6,089             944,615

Realized gain on investments (Note 2)                                            -            1,510,035             461,534
                                                                       ----------------------------------------------------
Net gain (loss) on investments                                            (304,913)           1,516,124           1,406,149
                                                                       ----------------------------------------------------

Net increase in net assets                                             $   137,476          $ 1,056,490         $   670,365
                                                                       ====================================================

Per beneficial share data:
Revenue                                                                $      9.62          $     12.41         $     17.28
Expenses                                                                     32.35               (56.01)             (87.08)
                                                                       ----------------------------------------------------
Net investment gain (loss)                                                   41.97               (43.60)             (69.80)
                                                                       ----------------------------------------------------

Change in unrealized gain (loss) on investments                             (28.93)                0.58               89.61
Realized gain on investments                                                     -               143.25               43.79
                                                                       ----------------------------------------------------
Net gain (loss) on investments                                              (28.93)              143.83              133.40
                                                                       ----------------------------------------------------

Net increase in net assets                                             $     13.04          $    100.23         $     63.60
                                                                       ====================================================

Weighted average shares                                                     10,541               10,541              10,541
                                                                       ====================================================


See Notes to Consolidated Financial Statements.

                                                             21



Berthel Growth & Income Trust I

Consolidated Statements Of Changes In Net Assets (Liabilities)
Years Ended December 31, 2007, 2006 And 2005



                                               Shares of Beneficial Interest      Accumulated       Accumulated       Total Net
                                              -------------------------------     Net Realized    Net Unrealized        Assets
                                                   Shares          Amount           (Losses)      Gains (Losses)    (Liabilities)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                           10,541     $ (1,053,694)    $ (5,221,040)      $ 1,022,352     $ (5,252,382)
Net investment (loss)                                     -         (735,784)               -                 -         (735,784)
Unrealized gain on investments                            -                -                -           944,615          944,615
Realized gain on investments                              -                -          461,534                 -          461,534
Distributions payable to stockholders
($80 per beneficial share)                                -         (843,199)               -                 -         (843,199)
                                              -----------------------------------------------------------------------------------
Balance, December 31, 2005                           10,541       (2,632,677)      (4,759,506)        1,966,967       (5,425,216)
Net investment (loss)                                     -         (459,634)               -                 -         (459,634)
Unrealized gain on investments                            -                -                -             6,089            6,089
Realized gain on investments                              -                -        1,510,035                 -        1,510,035
Distributions payable to stockholders
($80 per beneficial share)                                -         (843,251)               -                 -         (843,251)
                                              -----------------------------------------------------------------------------------
Balance, December 31, 2006                           10,541       (3,935,562)      (3,249,471)        1,973,056       (5,211,977)
Net investment gain                                       -          442,389                -                 -          442,389
Unrealized (loss) on investments                          -                -                -          (304,913)        (304,913)
Distributions payable to stockholders
($80 per beneficial share)                                -         (843,280)               -                 -         (843,280)
                                              -----------------------------------------------------------------------------------
Balance, December 31, 2007                           10,541     $ (4,336,453)    $ (3,249,471)      $ 1,668,143     $ (5,917,781)
                                              ===================================================================================


See Notes to Consolidated Financial Statements.

                                                                22



Berthel Growth & Income Trust I

Consolidated Statements Of Cash Flows
Years Ended December 31, 2007, 2006 And 2005

                                                                      2007                 2006                2005
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net increase in net assets                                            $    137,476         $  1,056,490        $    670,365
Adjustments to reconcile net increase in net assets
to net cash provided by operating activities:
Accretion of discount on debt securities                                        -                  (445)            (14,120)
Change in unrealized (gain) loss on investments                            304,913               (6,089)           (944,615)
Realized (gain) on investments                                                  -            (1,510,035)           (461,534)
Changes in operating assets and liabilities:
Loans and investments                                                       42,308            3,463,334           1,889,470
Interest and dividends receivable                                          (14,000)               1,922             102,845
Accrued interest payable                                                     2,853                   -              (97,014)
Accounts payable and other accrued expenses                                 24,000              (20,150)             22,650
Due to affiliate                                                          (645,053)             222,180             261,410
Deferred income                                                                  -                    -                (833)
                                                               -------------------------------------------------------------

Net cash flows from operating activities                                  (147,503)           3,207,207           1,428,624
                                                               -------------------------------------------------------------

Cash Flows (Used In) Financing Activities,
payment of note payable                                                     (7,484)          (3,286,619)         (1,351,710)
                                                               -------------------------------------------------------------

Net increase (decrease) in cash and
cash equivalents                                                          (154,987)             (79,412)             76,914

Cash and Cash Equivalents:
Beginning                                                                  257,035              336,447             259,533
                                                               -------------------------------------------------------------
Ending                                                                $    102,048         $    257,035        $    336,447
                                                               =============================================================

Supplemental Disclosure of Cash Flow Information,
cash paid for interest                                                $    207,516         $    314,381        $    653,290

Supplemental Disclosure of Noncash Financing Activities,
distributions payable to stockholders                                      843,280              843,251             843,199


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

   Going-concern considerations: During the years ended December 31, 2007 and 2006, the Trust continues to have a deficiency in net assets. In addition, the SBIC was in violation of the maximum capital impairment percentage permitted by the SBA. The SBIC received notice of default from the Small Business Administration advising that the SBIC must cure its default on the outstanding debentures prior to March 22, 2002. Since March 2002, the capital impairment violation has not been cured.

   On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement ("Agreement") with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. On August 2, 2007, the loan agreement was extended one year to September 1, 2008. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2007, $2,781,106 is outstanding under the loan agreement with final payment due September 1, 2008. The note payable is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

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

   Recent Accounting Pronouncements: The Trust adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes; an interpretation of FASB Statement No. 109", effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has adopted FIN 48 and it did not have a material impact on its financial position and results of operations.



Berthel Growth & Income Trust I

Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 2. Loans and Investments
                                                                                                                Valuation
                                                                                                       -----------------------------
                 Company                                            Security                               2007           2006
------------------------------------------------------------------------------------------------------------------------------------
Communications and Software:
  EDmin.com, Inc.                          261,203 shares of 9% Cumulative Redeemable
  ---------------                          Convertible Series A
    Software provider to educational       Preferred Stock; call options beginning May 2004.
    institutions                                                                                        $    972,812    $    972,812
                                                                                                       -----------------------------

Total communications and software (18% and 17% of total loans and investments as of
December 31, 2007 and 2006, respectively)                                                                    972,812         972,812
                                                                                                       -----------------------------


Health Care Products and Services:
  Physicians Total Care, Inc.              8% uncollateralized promissory note due December 31, 2009.        700,000         700,000
  ---------------------------
    Provider of point-of-care
    prescription medication systems
    to physicians' offices.                100,000 shares of common stock. *                                    --              --

Inter-Med, Inc.                            2,491.3031 common shares; put options beginning May 2006
---------------                            and call options beginning May 2007, both expiring upon
    Manufacturer and importer of products    the occurrence of a specified event. *
    for the U.S. dental market                                                                               672,279         672,279

FutureMatrix Interventional, Inc.          905,203 shares of common stock. *                               2,460,000       2,460,000
---------------------------------
    Medical device manufacturer.
                                           1,899,783 shares of CeloNova Biosciences, Inc.
                                           (f/k/a IMED) common stock (a FutureMatrix affiliate). *              --              --
                                                                                                       -----------------------------

Total health care products and services (72% and 68% of total loans and investments as of
December 31, 2007 and 2006, respectively)                                                                  3,832,279       3,832,279
                                                                                                       -----------------------------


Manufacturing:
Feed Management Systems                    435,590 shares of common stock. *                                    --           304,913
-----------------------
    Software provider for the agricultural
    industry.

The Schebler Company                       13% subordinated note due February 2008.                          166,666         166,666
--------------------
    Manufacturer of industrial equipment.
                                           Warrants to purchase 1.66% of common shares at $.01
                                           per share, with put options beginning January 2007 and
                                           ending January 2022 or upon the occurrence of a
                                           specified event. *                                                 11,504          11,504

                                           166,666 shares of 10% convertible cumulative preferred
                                           stock, with put options beginning January 2007 and
                                           ending January 2022 or upon the occurrence of a specified
                                           event.                                                            166,667         166,667

                                           166,666 shares of common stock, with put options
                                           beginning January 2007 and ending January 2022 or upon
                                           the occurrence of a specified event. *                            166,667         166,667
                                                                                                       -----------------------------

Total manufacturing (10% and 14% of total loans and investments as of
December 31, 2007 and 2006, respectively)                                                                      511,504       816,417
                                                                                                       -----------------------------

                                                                 26



Berthel Growth & Income Trust I

Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 2. Loans and Investments

Section 2
                                                                                                         Valuation     Valuation
                                                                                                       -----------------------------
                 Company                                            Security                               2007           2006
------------------------------------------------------------------------------------------------------------------------------------
Other service industries:
Kinseth Hospitality Company, Inc.
---------------------------------
    Hotel and restaurant industries.       15% secured note receivable.                                         --            42,308
                                                                                                       -----------------------------

Total other service industries (0% and 1% of total loans and investments as of
December 31, 2007 and 2006, respectively)                                                                       --            42,308
                                                                                                       -----------------------------

Total loans and investments                                                                             $  5,316,595    $  5,663,816
                                                                                                       =============================

* Non-income producing investment.


There were no purchases of loans and investments for the years ending December
31, 2007, 2006, and 2005. Collection of notes receivable and proceeds from sales of investments for the years ending December 31, 2007, 2006, and 2005 were $42,308, $3,515,585, and $1,933,802, respectively.

The changes in unrealized gains and losses and the realized gains and losses on investments recognized during the previous three years are summarized below:


                                                                    2007         2006          2005
                                                                 -------------------------------------
                   Unrealized gains (losses):
                   Childs & Albert, Inc.                         $     --     $  472,065    $ (472,065)
                   Physicians Total Care, Inc.                         --        100,000     1,100,000
                   Feed Managements Systems                        (304,913)        --            --
                   Media Sciences International                        --       (565,976)      (50,382)
                   Pickerman's Development Company                     --           --         633,032
                   IMED Devices, Inc.                                  --           --        (265,970)
                                                                 -------------------------------------
                   Total unrealized gain (loss)                  $ (304,913)  $    6,089    $  944,615
                                                                 =====================================

                   Realized gains (losses):
                   FutureMatrix Interventional, Inc.             $     --     $  500,000    $     --
                   Childs & Albert, Inc.                               --       (172,065)         --
                   International Pacific Seafoods                      --           --         100,000
                   Media Sciences International                        --      1,182,100       994,566
                   Pickerman's Development Company                     --           --        (633,032)
                                                                 -------------------------------------
                   Total realized gain (loss)                    $     --      1,510,035    $  461,534
                                                                 =====================================

                                                   27

Note 3.  Due to Affiliates


Due to affiliates is comprised of the following as of December 31, 2007 and 2006:

                                                             2007        2006
                                                          ----------------------

Accrued management fees                                   $    --      $ 690,710
Note payable to Trust Advisor (non-interest bearing)         10,000       10,000
Other amounts due Trust Advisor                             247,443      201,786
                                                          ----------------------
         Due to affiliates                                $ 257,443    $ 902,496
                                                          ======================


On February 7, 2007, management of the Trust Advisor decided to waive the management fees for 2006. The Trust accrued management fees payable to the Trust Advisor for 2006 totaling $174,979 and this forgiveness of debt was reflected in the financial statements during the first quarter of 2007. On April 26, 2007, management of the Trust Advisor decided to waive the management fees for 2005 and prior years. The Trust accrued management fees payable to the Trust Advisor for 2005 and prior years totaling $515,731 and this forgiveness of debt was reflected in the financial statements during the second quarter of 2007. On July 25, 2007, management of the Trust Advisor decided to waive the management fees for 2007.

Note 4.  Related Party Transactions


The Trust has entered into a management agreement with the Trust Advisor that provides for incentive compensation to the Trust Advisor based on the capital appreciation of the Trust's investments. The Trust pays the Trust Advisor an annual management fee equal to 2.5% of the combined temporary investment in money market securities and loans and investments of the Trust. The management fee is paid quarterly, in arrears, and is determined by reference to the value of the assets of the Trust as of the first day of that quarter. Management fees incurred during the years ended December 31, 2006 and 2005 relating to this agreement aggregated $174,979 and $211,257, respectively. Management fees were a credit of $690,710 for 2007, resulting from the forgiveness of debt by the Trust Advisor, as described Note 3. As part of the loan agreement with the SBA, these expenses can continue to be accrued, but cannot be paid until the SBA loan is paid in full.

The Trust pays a fee to the independent trustees representing compensation for services rendered to the Trust. During each of the years ended December 31, 2007, 2006 and 2005, trustee fees totaling $24,000 were accrued. As part of the loan agreement with the SBA, these expenses can continue to be accrued, but cannot be paid until the SBA loan is paid in full. The balance payable is $114,000 and $90,000 as of December 31, 2007 and 2006, respectively.


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

Note 5.       Distributions Payable to Stockholders (Continued)


The Trust intends to make quarterly distributions of all cash revenues to the extent that the Trust has cash available for such distributions. These distributions must be approved by a majority of the Independent Trustees and made within 60 days of the end of each quarter. SBA regulations govern the amount of the SBIC's income available for distributions. As of December 31, 2007 and 2006, no amounts were available for distribution within the SBIC under the SBA regulations. The distributions payable balance comprises the following:

                                  Underwriting       Priority
                                     Return           Return           Total
                                  ---------------------------------------------

Balance, December 31, 2005        $   526,401      $ 5,987,487      $ 6,513,888
  Distributions earned                   --            843,251          843,251
                                  ---------------------------------------------
Balance, December 31, 2006            526,401        6,830,738        7,357,139
  Distributions earned                   --            843,280          843,280
                                  ---------------------------------------------
Balance, December 31, 2007        $   526,401      $ 7,674,018      $ 8,200,419
                                  =============================================


Note 6.  Note Payable


The SBIC issued debentures payable to the SBA totaling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC was required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

On August 22, 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC submitted a plan of debt and interest repayment to the SBA on January 31, 2003 and received a response dated February 21, 2003. On September 1, 2003, management signed a loan agreement ("Agreement") with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. On August 2, 2007, the loan agreement was extended one year to September 1, 2008. The Agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of December 31, 2007, $2,781,106 is outstanding under the loan agreement with final payment due September 1, 2008. The note payable is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.


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

Due to the net liability position of the Trust as of December 31, 2007, the negative ratios do not represent meaningful data and will, therefore, be excluded from disclosure in the footnotes.


Note 9.  Quarterly Financial Information (Unaudited)

                                                 First          Second         Third         Fourth         Total
                                              -----------------------------------------------------------------------
                                                                                2007
                                              -----------------------------------------------------------------------
Total revenue                                 $    25,242    $    25,588    $    25,304    $    25,303    $   101,437
Net investment gain (loss)                         76,578        403,661         23,598        (61,448)       442,389
Unrealized gain (loss) on investments                --             --             --         (304,913)      (304,913)
Realized gain (loss) on investments                  --             --             --             --             --
Net increase (decrease) in net assets              76,578        403,661         23,598       (366,361)       137,476
Increase (decrease) in net assets
per beneficial share                          $      7.26    $     38.30    $      2.24    $    (34.76)   $     13.04


                                                                                2006
                                              -----------------------------------------------------------------------

Total revenue                                 $    22,980    $    36,626    $    39,994    $    31,206    $   130,806
Net investment (loss)                            (158,955)      (130,238)       (95,475)       (74,966)      (459,634)
Unrealized gain (loss) on investments             (51,844)      (514,132)       100,000        472,065          6,089
Realized gain (loss) on investments               522,884      1,159,217           --         (172,066)     1,510,035
Net increase in net assets                        312,085        514,847          4,525        225,033      1,056,490
Increase in net assets per beneficial share   $     29.61    $     48.84    $      0.43    $     21.35    $    100.23




Note 10. Subsequent Events


On February 26, 2008, the Trust entered into an agreement with a financial services firm to assist in the sale of the Trust's remaining portfolio of investments.

                                       30

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
Financial Disclosure
--------------------
Within the two years prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Trust.

Item 9A(T). Controls and Procedures
            -----------------------
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Trust's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC's rules and forms.

         Management Report on Internal Control over Financial Reporting

Management of Berthel Growth & Income Trust I ("BGIT") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of BGIT's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), BGIT's management conducted an evaluation of the effectiveness of BGIT's internal control over financial reporting as of December 31, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, BGIT's management used the criteria set forth in the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework," BGIT's management concluded that BGIT's internal control over financial reporting was effective as of December 31, 2007.

This report does not include an attestation report of BGIT's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by BGIT's registered public accounting firm pursuant to temporary rules of the SEC that permit BGIT to provide only management's report in this Annual Report on Form 10-K.

_________________________                           _____________________
Thomas J. Berthel                                   Ronald O. Brendengen
President-Berthel Fisher & Co.                      CFO-Berthel Fisher & Co.
Planning Inc.                                       Planning Inc.
Advisor to Berthel Growth &                         Advisor to Berthel Growth &
Income Trust                                        Income Trust


Changes in Internal Controls
No changes occurred during the period covered by this report in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


Item 10. Directors, Executive Officers and Corporate Governance
         ------------------------------------------------------
A management board consisting of the Independent Trustees and the Trust Advisor is responsible for the management of the Trust and its business.

Trustees of the Registrant:
---------------------------

     Corporate Trustee - TJB Capital Management, Inc. was organized as a Delaware corporation on January 25, 1995 for the purpose of organizing the Trust. The principal office of the Corporate Trustee is located at 1105 N. Market Street, Suite 1300, Wilmington, Delaware, 19801. The Corporate Trustee is an affiliate of the Trust Advisor.

     Henry T. Madden (age 78) - Mr. Madden is an Independent Trustee of the Trust. He was awarded a B.S.M.E. from the University of Notre Dame in 1951 and an M.B.A. from the University of Pittsburgh in 1966. He began his career as an Industrial Engineer, then Quality Control Manager in Technical Ceramics for 3M Company in Chattanooga, Tennessee. He became Manager of Production Engineering, then Manager for a 1,500 employee, $50 million in sales Allis-Chalmers Plant, manufacturing power and distribution transformers in Pittsburgh, Pennsylvania. In 1966, he became General Plant Manager of the Allis-Chalmers, Cedar Rapids, Iowa Plant manufacturing construction machinery. In 1969, Mr. Madden became Division Manager for Hydraulic Truck Cranes for Harnischfeger Corporation. In 1975 Mr. Madden became President, Harnischfeger GMBH in Dortmund, West Germany, a joint venture with August Thyssen A.G. of West Germany, manufacturing truck cranes, creating a 100 million deutsche mark business. He also served as Managing Director for Harnischfeger International Corporation for Europe, East Europe, and North and West Africa, responsible for all product sales in those areas. In 1981, Mr. Madden became a consultant to and assumed the responsibilities of General Manager of Oak Hill Engineering Inc., in Cedar Rapids, Iowa, a manufacturer of wire harnesses. In 1983, he started a company, Enertrac Inc., designing, manufacturing and marketing communications systems. Mr. Madden financed Enertrac Inc. through an initial public offering and merged it into another company in 1986. Mr. Madden organized the Institute for Entrepreneurial Management in the University of Iowa College of Business Administration in 1986, advising potential and new entrepreneurs and teaching courses on entrepreneurship in the MBA program, along with courses in Corporate Strategy in the Executive MBA and MBA programs. Mr. Madden has been consulting with developmental stage companies since 1981.

     Mary Quass (age 58) - Ms. Quass was elected as an Independent Trustee, effective February 5, 1999. She received a BA Degree from the University of Northern Iowa in 1972. In 1981, she was appointed General Sales Manager of KSO and later in 1982 became Vice President and General Manager of KHAK AM/FM. In 1988, Ms. Quass formed Quass Broadcasting Company, Inc., which merged with CapStar Broadcasting Partners to form Central Star Communications, Inc. in 1998. She held the position of President of Quass Broadcasting until 1998. Upon the merger, Quass served as President and CEO of Central Star Communications. In 1999 Central Star/Capstar Partners merged with Chancellor Media to form AMFM, Inc. and Quass continued to serve as CEO and President of Central Star Communications under AMFM until she left the company in early 2000. Quass formed a LLC to acquire businesses and provide consulting services. In 2002 she formed NewRadio Group, LLC which owns and operates radio stations.

Executive Officers and Directors of the Trust Advisor:
------------------------------------------------------
     Thomas J. Berthel (age 56) - Mr. Berthel was elected President of the Trust Advisor in August, 2001, and also serves as Chief Executive Officer and Chairman of the Board of the Trust Advisor and as Chief Executive Officer of Berthel Fisher and Financial Services. He has held these positions since 1985. Until June, 1993, Mr. Berthel served as President of the Financial Services. From 1993 until the present he has served as Chief Executive Officer and as a Director of the Financial Services. Mr. Berthel is also President and a Director of various other subsidiaries of Berthel Fisher that act or have acted as general partners of separate private leasing programs and two publicly sold leasing programs. He serves as the Chairman of the Board of Amana Colonies Golf Course, Inc., and, served on the Board of Directors of Intellicall, Inc., an advanced telecommunications technologies company in Carrollton, Texas, from November, 1995 to December, 1999. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Underwriter. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa in Iowa City, Iowa
     (1993).

     Ronald O. Brendengen (Age 53) - Mr. Brendengen is the Chief Operating Officer, Chief Financial Officer, Treasurer and a Director of the Trust Advisor. He has served since 1985 as Controller and since 1987 as the Treasurer and a Director of Berthel Fisher. He was elected Secretary and Chief Financial Officer in 1994, and Chief Operating Officer in January 1998, of Berthel Fisher & Company. He also serves as Chief Financial Officer, Treasurer and a Director of each subsidiary of Berthel Fisher. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa in 1978.

     Leslie D. Smith (Age 60) - Mr. Smith is a Director and the Secretary of the Trust Advisor. In 1994 Mr. Smith was named General Counsel of Berthel Fisher & Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as Associate Attorney and as a Senior Attorney for Life Investors Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990 Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. In that capacity, Mr. Smith performed all duties generally associated with the position of General Counsel. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc. in North Sioux City, South Dakota.




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

TJB Capital Management, Inc.                 2007            $0          $         0              $0                    $0
Corporate Trustee                            2006            $0          $         0              $0                    $0
                                             2005            $0          $         0              $0                    $0


Henry T. Madden                              2007            $0          $    12,000              $0                    $0
Independent Trustee                          2006            $0          $    12,000              $0                    $0
                                             2005            $0          $    12,000              $0                    $0


Mary Quass                                   2007            $0          $    12,000              $0                    $0
Independent Trustee                          2006            $0          $    12,000              $0                    $0
                                             2005            $0          $    12,000              $0                    $0

Berthel Fisher & Company Planning, Inc.      2007            $0          $ (690,710)  (1)         $0                    $0
Trust Advisor                                2006            $0          $   174,979  (1)         $0                    $0
                                             2005            $0          $   211,257  (1)         $0                    $0

(1) On February 7, 2007, management of the Trust Advisor decided to waive the management fees for 2006. The Trust accrued management fees payable to the Trust
Advisor for 2006 totaling $174,979 and this forgiveness of debt was reflected in the financial statements during the first quarter of 2007. On April 26, 2007, management of the Trust Advisor decided to waive the management fees for 2005 and prior years. The Trust accrued management fees payable to the Trust Advisor for 2005 and prior years totaling $515,731 and this forgiveness of debt was reflected in the financial statements during the second quarter of 2007. On July
25, 2007, management of the Trust Advisor decided to waive the management fees for 2007. This forgiveness of debt, in the amount of $73,471, was reflected in the financial statements during the third quarter of 2007.

                                       34

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         ------------------------------------------------------------------
Related Shareholder Matters
---------------------------
No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the shares.

Item 13. Certain Relationships and Related Transactions and Director
         -----------------------------------------------------------
Independence
------------
Related party transactions are described in notes 3 and 4 of the notes to the consolidated financial statements.

Item 14. Principal Accountant Fees and Services
         --------------------------------------
Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered by McGladrey & Pullen, LLP for the audit of Berthel Growth & Income Trust I's annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP).

                                               2007                  2006
                                               ----                  ----
Audit Fees (1)                            $    45,951           $    48,850
Audit-Related Fees (2)                          8,275                 4,200
Tax Services (3)                                4,725                 4,500
                                          -----------           -----------
                                          $    58,951           $    57,550
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

(2) Audit-related fees consist of fees for consultation related to preparation for Sarbanes-Oxley Section 404 compliance and professional services rendered for the custody report examination required by rule 17f-1 and rule 17f-2 under the Investment Company Act of 1940 of Berthel Growth & Income Trust I and its wholly-owned subsidiary, Berthel SBIC, LLC.

(3) Tax services consist of preparation of the Trust's tax return.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
         ------------------------------------------
 (a) Documents filed as part of this report.

     1. Consolidated Financial Statements                               Page No.
                                                                        --------
         Consolidated Statements of Assets and Liabilities
         as of December 31, 2007 and 2006                                    20

         Consolidated Statements of Operations for the
         Years Ended December 31, 2007, 2006 and 2005                        21

         Consolidated Statements of Changes in Net Assets (Liabilities)
         for the Years Ended December 31, 2007, 2006 and 2005                22

         Consolidated Statements of Cash Flows for the
         Years Ended December 31, 2007, 2006 and 2005                        23

         Notes to Consolidated Financial Statements                          24


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

                                        BERTHEL GROWTH & INCOME TRUST I

                                        By:  /s/  Thomas J. Berthel
                                        ---------------------------------------
Date: March 14, 2008                              THOMAS J. BERTHEL,
                                                  Chief Executive Officer
                                                  (principal executive  officer)
                                                  of  Berthel Fisher & Company
                                                  Planning, Inc., Trust Advisor

                                        By:  /s/  Ronald O. Brendengen
                                        ---------------------------------------
Date: March 14, 2008                              RONALD O. BRENDENGEN,
                                                  Chief Operating Officer,
                                                  Chief Financial Officer and
                                                  Treasurer (principal financial
                                                  officer) of Berthel Fisher &
                                                  Company Planning, Inc.,
                                                  Trust Advisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/  Thomas J. Berthel
                                        ---------------------------------------
Date: March 14, 2008                         THOMAS J. BERTHEL,
                                             Chairman and Director of Berthel
                                             Fisher & Company, Berthel Fisher &
                                             Company Planning, Inc., Trust
                                             Advisor

                                        /s/  Ronald O. Brendengen
                                        ---------------------------------------
Date: March 14, 2008                         RONALD O. BRENDENGEN,
                                             Director of Berthel Fisher &
                                             Company Planning, Inc.,
                                             Trust Advisor

                                        /s/  Leslie D. Smith
                                        ---------------------------------------
Date: March 14, 2008                         LESLIE D. SMITH,
                                             Director of Berthel Fisher &
                                             Company Planning, Inc.,
                                             Trust Advisor

                                        /s/  Henry T. Madden
                                        ---------------------------------------
Date: March 14, 2008                         HENRY T. MADDEN,
                                             Independent Trustee of Berthel
                                             Growth & Income Trust I

                                        /s/  Mary Quass
                                        ---------------------------------------
Date: March 14, 2008                         MARY QUASS,
                                             Independent Trustee of Berthel
                                             Growth & Income Trust I

                                        /s/  Thomas J. Berthel
                                        ---------------------------------------
Date: March 14, 2008                         THOMAS J. BERTHEL,
                                             Chairman of the Board and Chief
                                             Executive Officer of TJB Capital
                                             Management, Inc., Trustee of
                                             Berthel Growth & Income Trust I

                                        /s/  Daniel P. Wegmann
                                        ---------------------------------------
Date: March 14, 2008                         DANIEL P. WEGMANN,
                                             Controller of Berthel Fisher &
                                             Company Planning, Inc.,
                                             Trust Advisor

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