Form 10QSB
period 2008-03-31
BERTHEL GROWTH & INCOME TRUST I
filed 2008-05-12
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

                                       or

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

        Shares of Beneficial Interest - 10,541 shares as of April 7, 2008

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----
Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Assets and Liabilities -
              March 31, 2008 and December 31, 2007                             3

              Consolidated Statements of Operations -
              three months ended March 31, 2008 and 2007                       4

              Consolidated Statements of Changes in Net Liabilities -
              three months ended March 31, 2008 and 2007                       5

              Consolidated Statements of Cash Flows -
              three months ended March 31, 2008 and 2007                       6

              Notes to Consolidated Financial Statements                       7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.       Controls and Procedures                                         15


Part II.   OTHER INFORMATION
Item 1A.      Risk Factors                                                    16
Item 6.       Exhibits                                                        16

Signatures                                                                    16




                             BERTHEL GROWTH & INCOME TRUST I
              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)



                                                             March 31,      December 31,
                                                               2008            2007
                                                           ------------    ------------
ASSETS
Loans and investments (Notes B and C)                      $  5,935,263    $  5,316,595
Cash and cash equivalents                                        45,105         102,048
Interest and dividends receivable                                19,416          19,416
Other assets                                                     25,830            --
                                                           ------------    ------------
TOTAL ASSETS                                               $  6,025,614    $  5,438,059
                                                           ============    ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accounts payable and other accrued expenses                $    139,519    $    114,019
Accrued interest payable                                           --             2,853
Due to affiliate                                                293,061         257,443
Distributions payable to shareholders (Note D)                8,410,661       8,200,419
Notes payable (Note E)                                        2,779,884       2,781,106
                                                           ------------    ------------
TOTAL LIABILITIES                                            11,623,125      11,355,840
                                                           ============    ============

COMMITMENTS AND CONTINGENCIES (Note E)

NET  ASSETS (LIABILITIES), equivalent to ($531.02)
     per share at March 31, 2008
     and ($561.41) per share at December 31, 2007:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                   (4,634,851)     (4,336,453)
Accumulated net realized losses                              (3,249,471)     (3,249,471)
Accumulated net unrealized gains                              2,286,811       1,668,143
                                                           ------------    ------------
TOTAL NET ASSETS (LIABILITIES)                               (5,597,511)     (5,917,781)
                                                           ------------    ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  6,025,614    $  5,438,059
                                                           ============    ============


See notes to consolidated financial statements.



                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                           Three Months Ended
                                                         March 31,     March 31,
                                                           2008          2007
                                                        ---------     ---------
REVENUES:
     Interest income                                    $  19,893     $  20,575
     Dividend income                                        4,167         4,167
     Application, closing, and other fees                    --             500
                                                        ---------     ---------
Total revenues                                             24,060        25,242
                                                        ---------     ---------

EXPENSES:
     Management fees                                         --        (138,068)
     Administrative services                                1,176         1,535
     Trustee fees                                           6,000         6,000
     Professional fees                                     42,699        16,448
     Interest expense                                      51,925        51,492
     Other general and administrative expenses             10,416        11,257
                                                        ---------     ---------
Total expenses                                            112,216       (51,336)
                                                        ---------     ---------

Net investment income (loss)                              (88,156)       76,578
Unrealized gain on investments                            618,668          --
                                                        ---------     ---------

Net increase in net assets                              $ 530,512     $  76,578
                                                        =========     =========

Per beneficial share amounts:
Net increase in net assets                              $   50.33     $    7.26
                                                        =========     =========

Weighted average shares                                    10,541        10,541
                                                        =========     =========


See notes to consolidated financial statements.



                                 BERTHEL GROWTH & INCOME TRUST I
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                           (UNAUDITED)



                                            Three Months Ended           Three Months Ended
                                              March 31, 2008               March 31, 2007
                                              --------------               --------------

                                         Shares of                    Shares of
                                         Beneficial                   Beneficial
                                          Interest       Amount        Interest       Amount
                                         -----------   -----------    -----------   -----------
Net investment income (loss)                    --     $   (88,156)          --     $    76,578

Unrealized gain on investments                  --         618,668           --            --

Distributions payable to shareholders           --        (210,242)          --        (207,932)

Net liabilities at beginning of period        10,541    (5,917,781)        10,541    (5,211,977)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(5,597,511)        10,541   $(5,343,331)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                                               5

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                              Three Months
                                                             Ended March 31
                                                           2008         2007
                                                         ---------    ---------
OPERATING ACTIVITIES:
Net increase in net assets                               $ 530,512    $  76,578
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Unrealized gain on investments                            (618,668)        --
Changes in operating assets and liabilities
     Interest and dividends receivable                        --        (14,000)
     Other assets                                          (25,830)     (25,844)
     Accounts payable and other accrued expenses            25,500        6,420
     Accrued interest payable                               (2,853)        --
     Due to affiliate                                       35,618     (100,874)
                                                         ---------    ---------
Net cash flows from operating activities                   (55,721)     (57,720)
                                                         ---------    ---------

FINANCING ACTIVITIES:
Payment of debentures                                       (1,222)      (1,508)
                                                         ---------    ---------
Net cash flows from financing activities                    (1,222)      (1,508)
                                                         ---------    ---------

NET DECREASE IN CASH                                       (56,943)     (59,228)

CASH AT BEGINNING OF PERIOD                                102,048      257,035
                                                         ---------    ---------

CASH AT END OF PERIOD                                    $  45,105    $ 197,807
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                   $  54,778    $  51,492
Noncash financing activities:
Distributions payable to shareholders                      210,242      207,932


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The preparation of the Trust's financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

The Trust continues to have a deficiency in net assets. Berthel SBIC, LLC ("SBIC"), a wholly owned subsidiary of the Trust, has agreed to liquidate its portfolio assets in order to pay its indebtedness to the United States Small Business Administration ("SBA").

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of March 31, 2008, $2,779,884 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of March 31, 2008, total assets and liabilities of the Trust are $6,025,614 and $11,623,125, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable. The accompanying financial statements do not include any adjustments that may result if the Trust is unable to continue as a going concern.

NOTE B - FAIR VALUE DISCLOSURES
Fair Value Measurements
Effective January 1, 2008, the Trust adopted FASB Statement No. 157, Fair Value Measurements ("FAS No. 157"), which provides a framework for measuring fair value under generally accepted accounting principles. FAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

As defined in FAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the

Trust uses various methods including market, income and cost approaches. Based on these approaches, the Trust often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Trust utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Trust is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 -- Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 -- Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

Level 3 -- Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

For the quarter ended March 31, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent. The following is a description of the valuation methodologies used for instruments measured at fair value:

Investment Securities
The fair value of investment securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon internally developed models that use unobservable inputs due to the limited market activity of the instrument. Substantially all of the Trust's investments are illiquid and therefore are valued using internally developed models that use unobservable inputs.

Derivative Instruments
Certain derivatives with limited market activity are valued using internally developed models that consider unobservable market parameters.

Loans
Where quoted market prices are not available, the fair value of loans is generally based upon observable market prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If observable market prices are not available, fair value is based upon estimated cash flows adjusted for credit risk which are discounted using an interest rate appropriate for the maturity of the applicable loans or the unfunded commitments.
The Trust's loans are carried at fair value and included in Loans on the balance sheet are generally classified within level 3 of the valuation hierarchy due to the lack of observable pricing data. The fair value of these level 3 loans is calculated with a discounted cash flows model using market-based credit spreads of comparable debt instruments or credit derivatives of the specific borrower or comparable borrowers. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived credit risk of the borrower.




In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to FAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

                                  Total      Level 1      Level 2      Level 3
                               ----------   ----------   ----------   ----------
Investment securities          $5,085,033   $     --     $     --     $5,085,033
Derivative instruments             87,779         --           --         87,779
Loans                             762,451         --           --        762,451
                               ----------   ----------   ----------   ----------
Total assets                   $5,935,263   $     --     $     --     $5,935,263
                               ==========   ==========   ==========   ==========


The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

                                                                        Investment   Derivative
                                                            Loans       Securities   Instruments
                                                          ----------    ----------   ----------
Balance, December 31, 2007                                $  866,666    $4,438,425   $   11,504
Total net gains (losses) included in:
Net increase (decrease) in net assets                       (104,215)      646,608       76,275
Purchases, sales, issuances and settlements, net                --            --           --
Transfers into/out of Level 3                                   --            --           --
                                                          ----------    ----------   ----------
Balance, March 31, 2008                                   $  762,451    $5,085,033   $   87,779
                                                          ==========    ==========   ==========

Net unrealized gains (losses) included in net income
for the quarter relating to assets and liabilities held
at March 31, 2008                                         $ (104,215)   $  646,608   $   76,275





NOTE C -LOANS AND INVESTMENTS
                                                                      March 31, 2008                       December 31, 2007
                                                               -------------------------------        ----------------------------
                                                                  Cost             Valuation             Cost           Valuation
Communications & Software:                                     ------------       ------------        ------------    ------------
EDmin.com, Inc.
---------------
   261,203 shares of 9%, Series A cumulative
    convertible preferred stock                                $   972,812        $    972,812        $    972,812    $    972,812
                                                                                  ------------                        ------------
Total Communications & Software (16% and 18%
    of total loans and investments as of March 31, 2008
    and December 31, 2007, respectively)                                               972,812                             972,812
                                                                                  ------------                        ------------

Healthcare Products & Services:
Physicians Total Care, Inc.
---------------------------
   8% uncollateralized promissory note due December, 2009          307,795             595,785             307,795         700,000
   100,000 shares of common stock                                    4,000             100,000               4,000            --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                               672,279           1,200,000             672,279         672,279

FutureMatrix Interventional, Inc.
---------------------------------
   905,203 shares of common stock                                  102,640           1,100,000             102,640       2,460,000
   1,899,783 shares of common stock of
    CeloNova Biosciences, Inc. (f/k/a IMED) (an affiliate
    of FutureMatrix Interventional, Inc.)                             --                  --                  --              --
                                                                                  ------------                        ------------
Total Healthcare Products & Services (51% and 72% of total
    loans and investments as of March 31, 2008 and
    December 31, 2007, respectively)                                                 2,995,785                           3,832,279
                                                                                  ------------                        ------------

Manufacturing:
Feed Management Systems, Inc.
-----------------------------
   435,590 shares of common stock                                1,077,422                --             1,077,422            --

The Schebler Company
--------------------
   13% promissory note due February, 2008                          166,666             166,666             166,666         166,666
   Warrants to purchase 1.66% of common stock at $.01 per
    share                                                           11,504              87,779              11,504          11,504
   166,666 shares of 10% convertible cumulative preferred
    stock                                                          166,667             506,433             166,667         166,667
   166,666 shares of common stock                                  166,667           1,205,788             166,667         166,667
Total Manufacturing (33% and 10% of total loans and
    investments as of March 31, 2008 and December 31, 2007,
    respectively)                                                                    1,966,666                             511,504
                                                                                  ------------                        ------------

TOTAL LOANS AND INVESTMENTS                                                       $  5,935,263                        $  5,316,595
                                                                                  ============                        ============

                                                                10

NOTE D - DISTRIBUTIONS PAYABLE TO SHAREHOLDERS
Distributions payable represents a 10% accrued underwriting return ("Underwriting Return") and an 8% accrued priority return ("Priority Return"). The Underwriting Return is based on actual interest earned by the Trust on the investors funds held in escrow through the initial closing, plus 10% simple annual interest, computed on a daily basis from the initial closing (August 31, 1995) until the final closing (June 21, 1997). The Priority Return is based on 8% simple annual interest computed from final closing on each stockholder's investment balance in the Trust.

NOTE E - NOTES PAYABLE
The SBIC issued debentures payable to the SBA totalling $9,500,000 since inception. The original debenture terms required semiannual payments of interest at annual interest rates ranging from 6.353% to 7.64%. In addition to interest payments, the SBIC was required to pay an annual 1% SBA loan fee on the outstanding debentures balance.

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of March 31, 2008, $2,779,884 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Critical Accounting Policy
The Trust's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified it most critical accounting policy to be that related to the valuation of loans and investments. The Trust's valuation of loans and investments incorporates a variety of risk considerations, both quantitative and qualitative in establishing a valuation of loans and investments that management believes is appropriate at each reporting date. Quantitative factors for the valuation of loans and investments include the Trust's cost of the investment, terms and liquidity of the warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market prices of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of the investments. Quantitative factors also incorporate known information about individual loans and investments. Qualitative factors include the general economic environment in the Partnership's markets, including economic conditions throughout the Midwest and in particular the state of certain industries. Although management believes the valuation of loans and investments as of both March 31, 2008 and December 31, 2007 were adequate, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                               Three Months Ending March 31
                                   2008              2007
                                   ----              ----
     Portfolio investments     $    19,417       $    19,417
     Money market                      476             1,158
                               -----------       -----------
     Interest income           $    19,893       $    20,575
                               ===========       ===========

     Dividend income           $     4,167       $     4,167
                               ===========       ===========

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest is earned on investments in highly liquid money market savings funds. Dividend income reflects dividends earned on preferred stock investments.

Management fees were a credit of $138,068 for the first three months of 2007 and zero for 2008. The credit for 2007 is the result of the forgiveness of debt by the Trust Advisor, as described below.

On February 7, 2007, management of the Trust Advisor decided to waive the management fees for 2006. The Trust accrued management fees payable to the Trust Advisor for 2006 totaling $174,979 and this forgiveness of debt was reflected in the financial statements during the first quarter of 2007. On April 26, 2007, management of the Trust Advisor decided to waive the management fees for 2005 and prior years. The Trust accrued management fees payable to the Trust Advisor for 2005 and prior years totaling $515,731 and this forgiveness of debt is reflected in the financial statements during the second quarter of 2007. On July

25, 2007, management of the Trust Advisor decided to waive the management fees for 2007. This forgiveness of debt, in the amount of $73,471, is reflected in the financial statements during the third quarter of 2007. Management fees have been waived for 2008.

Professional fees were $42,699 for the first three months of 2008 compared to $16,448 for 2007 and include legal and accounting fees. Other general and administrative expenses were $10,416 for the first three months of 2008 compared to $11,257 for 2007. Interest expense was $51,925 for the first three months of 2008 and $51,492 for the same period of 2007 and is interest on the note payable to the SBA.

The Trust continues to have a deficiency in net assets, as well as net investment losses. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of March 31, 2008, $2,779,884 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of March 31, 2008, total assets and liabilities of the Trust are $6,025,614 and $11,623,125, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The Trust carries its portfolio of loans and investments at fair value and investment valuations are approved by the Independent Trustees. The Trust recognizes realized gains and losses when investments have been either sold or written off as deemed to be worthless. Securities that are traded publicly are valued at the market price less any appropriate discount for reasons of liquidity or restrictions. The market values attributed to the companies in the portfolio are reflective of EBITDA or revenue multiples management has determined to be reasonably obtainable if the portfolio investments were to be sold in an orderly manner to interested parties. Due to the lack of public company comparables and the inability to access financial information for comparable private companies, the EBITDA and revenue multiples used in determining the fair market value of the Trust's investments are very subjective and may be materially under or overstated.

The following table reflects the changes in unrealized gains and losses by portfolio company:

                                     Three Months Ending March 31
                                         2008            2007
                                         ----            ----
     FutureMatrix Interventional    $ (1,360,000)    $       --
     Inter-Med                            527,721            --
     Physicians Total Care                (4,215)            --
     Schebler                           1,455,162            --
                                    -------------    ------------
     Unrealized gain                $     618,668    $       --
                                    =============    ============

The following table represents changes in the values of portfolio companies from December 31, 2007 to March 31, 2008, reflecting the adoption of FAS 157:

                                                    Portfolio Value
     Balance at December 31, 2007                    $  5,316,595
     Unrealized gain on investments                       618,668
                                                     ------------
     Balance at March 31, 2008                       $  5,935,263
                                                     ------------

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

The Trust continues to have a deficiency in net assets, as well as net investment losses. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of March 31, 2008, $2,779,884 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

The loan agreement with the SBA is due as follows:

                     Maturity Date                Amount
                     -------------                ------
                   September 1, 2008            $2,779,884

As of March 31, 2008, total assets and liabilities of the Trust are $6,025,614 and $11,623,125, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At March 31, 2008, the amount at risk was $5,935,263 and consisted of the following:

                                                     Cost            Valuation
                                                     ----            ---------
     Debt securities and loans                  $     474,461      $     762,451
     Preferred stocks                               1,139,479          1,479,245
     Common stocks                                  2,023,008          3,605,788
     Warrants to purchase common stock                 11,504             87,779
                                                -------------      -------------
     Total loans and investments                $   3,648,452      $   5,935,263
                                                =============      =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $2,779,884 as of March 31, 2008.

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

Changes in Internal Controls
No changes occurred since the quarter ended December 31, 2007 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 1A. Risk Factors
         ------------
Management of the Trust does not believe there have been any material changes in the risk factors which were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 25, 2008.

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


                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------

                                  (Registrant)


Date:    May 9, 2008                        /s/  Ronald O. Brendengen
         -----------                        -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer &
                                                 Treasurer


Date:    May 9, 2008                        /s/  Daniel P. Wegmann
         -----------                        -----------------------------------
                                                 Daniel P. Wegmann, Controller