Form 10-Q
period 2008-06-30
BERTHEL GROWTH & INCOME TRUST I
filed 2008-08-13
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

                                                         or

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

        Shares of Beneficial Interest - 10,541 shares as of August 7, 2008

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----
Item 1.       Financial Statements

              Consolidated Statements of Assets and Liabilities -
              June 30, 2008 (unaudited) and December 31, 2007 (audited)       3

              Consolidated Statements of Operations -
              three months ended June 30, 2008 and 2007 (unaudited)           4

              Consolidated Statements of Operations -
              six months ended June 30, 2008 and 2007 (unaudited)             5

              Consolidated Statements of Changes in Net Liabilities -
              six months ended June 30, 2008 and 2007 (unaudited)             6

              Consolidated Statements of Cash Flows -
              six months ended June 30, 2008 and 2007 (unaudited)             7

              Notes to Consolidated Financial Statements (unaudited)          8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     16

Item 4.       Controls and Procedures                                        16


Part II.   OTHER INFORMATION
----------------------------
Item 1A.      Risk Factors                                                   17
Item 6.       Exhibits                                                       17

Signatures                                                                   17




                              BERTHEL GROWTH & INCOME TRUST I
                     CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES



                                                             June 30,      December 31,
                                                               2008            2007
                                                           ------------    ------------
                                                            (Unaudited)
ASSETS
Loans and investments (Notes B and C)                      $  5,956,359    $  5,316,595
Cash and cash equivalents                                        27,787         102,048
Interest and dividends receivable                                19,416          19,416
Other assets                                                     17,221            --
                                                           ------------    ------------
TOTAL ASSETS                                               $  6,020,783    $  5,438,059
                                                           ============    ============


LIABILITIES AND NET ASSETS (LIABILITIES)
Accounts payable and other accrued expenses                $    126,019    $    114,019
Accrued interest payable                                           --             2,853
Due to affiliate                                                293,995         257,443
Distributions payable to shareholders (Note D)                8,620,904       8,200,419
Notes payable (Note E)                                        2,777,782       2,781,106
                                                           ------------    ------------
TOTAL LIABILITIES                                            11,818,700      11,355,840
                                                           ============    ============

COMMITMENTS AND CONTINGENCIES (Note E)

NET  ASSETS (LIABILITIES), equivalent to ($550.03)
     per share at June 30, 2008
     and ($561.41) per share at December 31, 2007:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                   (4,856,353)     (4,336,453)
Accumulated net realized losses                              (3,249,471)     (3,249,471)
Accumulated net unrealized gains                              2,307,907       1,668,143
                                                           ------------    ------------
TOTAL NET ASSETS (LIABILITIES)                               (5,797,917)     (5,917,781)
                                                           ------------    ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)             $  6,020,783    $  5,438,059
                                                           ============    ============


See notes to consolidated financial statements.

                                             3

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                        Three Months Ended
                                                    June 30,           June 30,
                                                     2008               2007
                                                   ---------          ---------
REVENUES:
     Interest income                               $  19,586          $  21,392
     Dividend income                                  40,375              4,166
     Application, closing, and other fees               --                   30
                                                   ---------          ---------
Total revenues                                        59,961             25,588
                                                   ---------          ---------

EXPENSES:
     Management fees                                    --             (479,171)
     Administrative services                             935                939
     Trustee fees                                      6,000              6,000
     Professional fees                                 1,538             29,912
     Interest expense                                 51,898             52,032
     Other general and administrative expenses        10,849             12,215
                                                   ---------          ---------
Total expenses                                        71,220           (378,073)
                                                   ---------          ---------

Net investment income (loss)                         (11,259)           403,661
Unrealized gain on investments                        21,096               --
                                                   ---------          ---------

Net increase in net assets                         $   9,837          $ 403,661
                                                   =========          =========

Per beneficial share amounts:
Net increase in net assets                         $     .93          $   38.29
                                                   =========          =========

Weighted average shares                               10,541             10,541
                                                   =========          =========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         Six Months Ended
                                                     June 30,         June 30,
                                                      2008             2007
                                                    ---------        ---------
REVENUES:
     Interest income                                $  39,479        $  41,967
     Dividend income                                   44,542            8,333
     Application, closing, and other fees                --                530
                                                    ---------        ---------
Total revenues                                         84,021           50,830
                                                    ---------        ---------

EXPENSES:
     Management fees                                     --           (617,239)
     Administrative services                            2,111            2,474
     Trustee fees                                      12,000           12,000
     Professional fees                                 44,237           46,360
     Interest expense                                 103,823          103,524
     Other general and administrative expenses         21,265           23,472
                                                    ---------        ---------
Total expenses                                        183,436         (429,409)
                                                    ---------        ---------

Net investment income (loss)                          (99,415)         480,239
Unrealized gain on investments                        639,764             --
                                                    ---------        ---------

Net increase in net assets                          $ 540,349        $ 480,239
                                                    =========        =========

Per beneficial share amounts:
Net increase in net assets                          $   51.26        $   45.56
                                                    =========        =========

Weighted average shares                                10,541           10,541
                                                    =========        =========


See notes to consolidated financial statements.



                                           BERTHEL GROWTH & INCOME TRUST I
                                CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES
                                                     (UNAUDITED)



                                                    Six Months Ended                      Six Months Ended
                                                     June 30, 2008                          June 30, 2007
                                                     -------------                          -------------
                                             Shares of                              Shares of
                                             Beneficial                             Beneficial
                                              Interest            Amount             Interest             Amount
                                             -----------        -----------         -----------        -----------
Net investment income (loss)                        --          $   (99,415)               --          $   480,239

Unrealized gain on investments                      --              639,764                --                 --

Distributions payable to shareholders               --             (420,485)               --             (418,174)

Net liabilities at beginning of period            10,541         (5,917,781)             10,541         (5,211,977)
                                             -----------        -----------         -----------        -----------

Net liabilities at end of period                  10,541        $(5,797,917)             10,541        $(5,149,912)
                                             ===========        ===========         ===========        ===========


See notes to consolidated financial statements.

                                                         6

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      Six Months Ended June 30
                                                         2008           2007
                                                         ----           ----
OPERATING ACTIVITIES:
Net increase in net assets                            $ 540,349      $ 480,239
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Unrealized gain on investments                         (639,764)          --
Changes in operating assets and liabilities
     Loans and investments                                 --           31,533
     Interest and dividends receivable                     --          (14,000)
     Other assets                                       (17,221)       (17,228)
     Accounts payable and other accrued expenses         12,000         12,000
     Accrued interest payable                            (2,853)          --
     Due to affiliate                                    36,552       (578,224)
                                                      ---------      ---------
Net cash flows from operating activities                (70,937)       (85,680)
                                                      ---------      ---------

FINANCING ACTIVITIES:
Payment of debentures                                    (3,324)        (3,475)
                                                      ---------      ---------
Net cash flows from financing activities                 (3,324)        (3,475)
                                                      ---------      ---------

NET DECREASE IN CASH                                    (74,261)       (89,155)

CASH AT BEGINNING OF PERIOD                             102,048        257,035
                                                      ---------      ---------

CASH AT END OF PERIOD                                 $  27,787      $ 167,880
                                                      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                $ 106,676      $ 103,524
Noncash financing activities:
Distributions payable to shareholders                   420,485        418,174


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2008, $2,777,782 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of June 30, 2008, total assets and liabilities of the Trust are $6,020,783 and $11,818,700, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable. The accompanying financial statements do not include any adjustments that may result if the Trust is unable to continue as a going concern.

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

For the period from January 1, 2008 to June 30, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent. The following is a description of the valuation methodologies used for instruments measured at fair value:

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

Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

                             Total          Level 1        Level 2        Level 3
                           ----------     ----------     ----------     ----------
Investment securities      $5,085,033     $     --       $     --       $5,085,033
Derivative instruments         87,779           --             --           87,779
Loans                         783,547           --             --          783,547
                           ----------     ----------     ----------     ----------
Total assets               $5,956,359     $     --       $     --       $5,956,359
                           ==========     ==========     ==========     ==========


The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

                                                                         Investment     Derivative
                                                           Loans         Securities     Instruments
                                                         ----------      ----------     ----------
Balance, December 31, 2007                               $  866,666      $4,438,425     $   11,504
Total net gains (losses) included in:
Net increase (decrease) in net assets                       (83,119)        646,608         76,275
Purchases, sales, issuances and settlements, net               --              --             --
Transfers into/out of Level 3                                  --              --             --
                                                         ----------      ----------     ----------
Balance, June 30, 2008                                   $  783,547      $5,085,033     $   87,779
                                                         ==========      ==========     ==========

Net unrealized gains (losses) included in net income
for the six months ending June 30, 2008                  $  (83,119)     $  646,608     $   76,275

                                                 10



NOTE C -LOANS AND INVESTMENTS

                                                                    June 30, 2008                  December 31, 2007
                                                              ---------------------------     ---------------------------
                                                                 Cost          Valuation         Cost          Valuation
                                                                 ----          ---------         ----          ---------
Communications & Software:
EDmin.com, Inc.
---------------
   261,203 shares of 9%, Series A cumulative convertible
   preferred stock                                            $   972,812     $   972,812     $   972,812     $   972,812
                                                                              -----------                     -----------
Total Communications & Software (16% and 18% of total
   loans and investments as of June 30, 2008 and
   December 31, 2007, respectively)                                               972,812                         972,812
                                                                              -----------                     -----------

Healthcare Products & Services:
Physicians Total Care, Inc.
---------------------------
   8% uncollateralized promissory note due December, 2009         307,795         616,881         307,795         700,000
   100,000 shares of common stock                                   4,000         100,000           4,000            --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                              672,279       1,200,000         672,279         672,279

FutureMatrix Interventional, Inc.
---------------------------------
   905,203 shares of common stock                                 102,640       1,100,000         102,640       2,460,000
   1,899,783 shares of common stock of CeloNova
     Biosciences, Inc. (f/k/a IMED)
     (an affiliate of FutureMatrix Interventional, Inc.)             --              --              --              --
                                                                              -----------                     -----------
Total Healthcare Products & Services (51% and 72% of
   total loans and investments as of June 30, 2008 and
   December 31, 2007, respectively)                                             3,016,881                       3,832,279

Manufacturing:
Feed Management Systems, Inc.
-----------------------------
   435,590 shares of common stock                               1,077,422            --         1,077,422            --

The Schebler Company
--------------------
   13% promissory note due February, 2008                         166,666         166,666         166,666         166,666
   Warrants to purchase 1.66% of common stock at $.01
     per share                                                     11,504          87,779          11,504          11,504
   166,666 shares of 10% convertible cumulative
    preferred stock                                               166,667         506,433         166,667         166,667
   166,666 shares of common stock                                 166,667       1,205,788         166,667         166,667
                                                                              -----------                     -----------
Total Manufacturing (33% and 10% of total loans and
   investments as of June 30, 2008 and December 31, 2007,
     respectively)                                                              1,966,666                         511,504
                                                                              -----------                     -----------

TOTAL LOANS AND INVESTMENTS                                                   $ 5,956,359                     $ 5,316,595
                                                                              ===========                     ===========

                                                            11

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2008, $2,777,782 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.



Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Critical Accounting Policy
The Trust's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified it most critical accounting policy to be that related to the valuation of loans and investments.
The Trust's valuation of loans and investments incorporates a variety of risk considerations, both quantitative and qualitative in establishing a valuation of loans and investments that management believes is appropriate at each reporting date. Quantitative factors for the valuation of loans and investments include the Trust's cost of the investment, terms and liquidity of the warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market prices of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of the investments. Quantitative factors also incorporate known information about individual loans and investments.
Qualitative factors include the general economic environment in the Partnership's markets, including economic conditions throughout the Midwest and in particular the state of certain industries. Although management believes the valuation of loans and investments as of both June 30, 2008 and December 31, 2007 were adequate, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments.
Interest income consists of the following:


                                Three Months Ending June 30                     Six Months Ending June 30
                                   2008              2007                        2008              2007
                                   ----              ----                        ----              ----
     Portfolio investments     $    19,416       $    20,612                 $    38,833       $    40,029
     Money market                      170               780                         646             1,938
                               -----------       -----------                 -----------       -----------
     Interest income           $    19,586       $    21,392                 $    39,479       $    41,967
                               ============      ===========                 ===========       ===========

     Dividend income           $    40,375       $     4,166                 $    44,542       $     8,333
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

Management fees were a credit of $617,239 for the first six months of 2007 and zero for 2008. The credit for 2007 is the result of the forgiveness of debt by the Trust Advisor, as described below.

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

                                       13

25, 2007, management of the Trust Advisor decided to waive the management fees for 2007. This forgiveness of debt, in the amount of $73,471, is reflected in the financial statements during the third quarter of 2007. Management fees have been waived for 2008.

Professional fees were $44,237 for the first six months of 2008 compared to $46,360 for 2007 and include legal and accounting fees. Other general and administrative expenses were $21,265 for the first six months of 2008 compared to $23,472 for 2007. Interest expense was $103,823 for the first six months of 2008 and $103,524 for the same period of 2007 and is interest on the note payable to the SBA.

The Trust continues to have a deficiency in net assets, as well as net investment losses. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2008, $2,777,782 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

As of June 30, 2008, total assets and liabilities of the Trust are $6,020,783 and $11,818,700, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

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



The following table reflects the changes in unrealized gains and losses by portfolio company:

                                     Three Months Ending June 30               Six Months Ending June 30
                                        2008             2007                     2008             2007
                                        ----             ----                     ----             ----
     FutureMatrix Interventional    $        --      $        --              $ (1,360,000)    $        --
     Inter-Med                               --               --                    527,721             --
     Physicians Total Care                 21,096             --                     16,881             --
     Schebler                                --               --                  1,455,162             --
                                    -------------    -------------            -------------    -------------
     Unrealized gain                $      21,096    $        --              $     639,764    $        --
                                    =============    =============            =============    =============

The following table represents changes in the values of portfolio companies from December 31, 2007 to June 30, 2008, reflecting the adoption of FAS 157:

                                                     Portfolio Value
                                                     ---------------
     Balance at December 31, 2007                    $   5,316,595
     Unrealized gain on investments                        639,764
                                                     -------------
     Balance at June 30, 2008                        $   5,956,359
                                                     =============

Liquidity and Capital Resources
In accordance with the prospectus, the Trust was scheduled to terminate upon the liquidation of all of its investments, but no later than June 21, 2007. However, the Independent Trustees may extend the term of the Trust for up to two additional one-year periods if they determine that such extensions are in the best interest of the Trust and in the best interest of the shareholders, after which the Trust will liquidate any remaining investments as soon as practicable but in any event within three years. The Independent Trustees have extended the term of the Trust to June 21, 2009.

The Trust continues to have a deficiency in net assets, as well as net investment losses. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of June 30, 2008, $2,777,782 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater.

The loan agreement with the SBA is due as follows:

                     Maturity Date                Amount
                     -------------                ------
                   September 1, 2008            $2,777,782

As of June 30, 2008, total assets and liabilities of the Trust are $6,020,783 and $11,818,700, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

                                       15

If the debt owed to the SBA by the SBIC is not paid by September 1, 2008, and a loan extention is not approved by the SBA the SBA may declare the note in default and exercise its right to take possession of the Trust's assets as provided in the loan documents.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Trust's investment objective is capital appreciation and current income by making investments through private placements in securities of small and medium sized privately and publicly owned companies. Securities consist of subordinated debt, preferred stock, or common stock combined with equity participation in common stock or rights to acquire common stock. Investments are not held for trading purposes.

The primary risk of the portfolio is derived from the underlying ability of investee companies to satisfy debt obligations and their ability to maintain or improve common equity values. Levels of interest rates are not expected to impact the Trust's valuations, but could impact the capability of investee companies to repay debt or create and maintain shareholder value.

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At June 30, 2008, the amount at risk was $5,956,359 and consisted of the following:

                                                    Cost           Valuation
                                                    ----           ---------
         Debt securities and loans             $     474,461     $     783,547
         Preferred stocks                          1,139,479         1,479,245
         Common stocks                             2,023,008         3,605,788
         Warrants to purchase common stock            11,504            87,779
                                               -------------     -------------
         Total loans and investments           $   3,648,452     $   5,956,359
                                               =============     =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $2,777,782 as of June 30, 2008.

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

Changes in Internal Controls
No changes occurred since the quarter ended March 31, 2008 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
                                  (Registrant)


Date:    August 12, 2008                    /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer &
                                                 Treasurer


Date:    August 12, 2008                    /s/  Daniel P. Wegmann
                                            -----------------------------------
                                                 Daniel P. Wegmann, Controller