Form 10-Q
period 2008-09-30
BERTHEL GROWTH & INCOME TRUST I
filed 2008-11-13
CIK 937969

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

                                       or

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

      Shares of Beneficial Interest - 10,541 shares as of October 24, 2008

                         BERTHEL GROWTH & INCOME TRUST I
                                      INDEX


Part I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----
Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Assets and Liabilities
          (Liquidation Basis) - September 30, 2008                             3

          Consolidated Statements of Assets and Liabilities
          (Going Concern Basis) - December 31, 2007                            4

          Consolidated Statements of Operations (Going Concern Basis)-
          three months ended September 30, 2008 and 2007                       5

          Consolidated Statements of Operations (Going Concern Basis)-
          nine months ended September 30, 2008 and 2007                        6

          Consolidated Statements of Changes in Net Liabilities
         (Going Concern Basis)- nine months ended September 30, 2008
          and 2007                                                             7

          Consolidated Statements of Cash Flows (Going Concern Basis)-
          nine months ended September 30, 2008 and 2007                        8

          Notes to Consolidated Financial Statements                           9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          20

Item 4.   Controls and Procedures                                             21


Part II.   OTHER INFORMATION
Item 1A.   Risk Factors                                                       21
Item 6.    Exhibits                                                           21

Signatures                                                                    21

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
                               (LIQUIDATION BASIS)



                                                              September 30, 2008
                                                              ------------------
                                                                 (Unaudited)
ASSETS
Loans and investments (Notes B, C, and E), net of
     secured note payable of $2,776,217                          $2,713,752
Cash and cash equivalents                                            28,390
Interest and dividends receivable                                    10,167
Other assets                                                          8,610
                                                                 ----------
TOTAL ASSETS                                                      2,760,919
                                                                 ----------


LIABILITIES AND NET ASSETS (LIABILITIES)
Accounts payable and other accrued expenses                         136,792
Due to affiliate                                                    294,938
Distributions payable to shareholders (Note D)                    8,833,456
Reserve for estimated costs during
     the period of liquidation (Note F)                             300,000
                                                                 ----------
TOTAL LIABILITIES                                                 9,565,186
                                                                 ----------

COMMITMENTS AND CONTINGENCIES (Note E)

NET LIABILITIES AVAILABLE FOR LIQUIDATION                        $6,804,267
                                                                 ==========


See notes to consolidated financial statements.

                         BERTHEL GROWTH & INCOME TRUST I
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
                              (GOING CONCERN BASIS)



                                                               December 31, 2007
                                                               -----------------
                                                                  (Unaudited)

ASSETS
Loans and investments (Notes B and C)                           $  5,316,595
Cash and cash equivalents                                            102,048
Interest and dividends receivable                                     19,416
                                                                ------------
TOTAL ASSETS                                                    $  5,438,059
                                                                ============

LIABILITIES AND NET ASSETS (LIABILITIES)
Accounts payable and other accrued expenses                     $    114,019
Accrued interest payable                                               2,853
Due to affiliate                                                     257,443
Distributions payable to shareholders (Note D)                     8,200,419
Notes payable (Note E)                                             2,781,106
                                                                ------------
TOTAL LIABILITIES                                                 11,355,840
                                                                ------------

COMMITMENTS AND CONTINGENCIES (Note E)

NET ASSETS (LIABILITIES), equivalent to ($561.41) per
     share at December 31, 2007:
Shares of beneficial interest (25,000 shares authorized;
     10,541 shares issued and outstanding)                        (4,336,453)
Accumulated net realized losses                                   (3,249,471)
Accumulated net unrealized gains                                   1,668,143
                                                                ------------
TOTAL NET ASSETS (LIABILITIES)                                    (5,917,781)
                                                                ------------

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)                  $  5,438,059
                                                                ============


See notes to consolidated financial statements.



                           BERTHEL GROWTH & INCOME TRUST I
       CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS) (UNAUDITED)



                                                             Three Months Ended
                                                        September 30,     September 30,
                                                            2008              2007
                                                            ----              ----

REVENUES:
     Interest income                                     $  17,224         $  21,136
     Dividend income                                         4,166             4,168
                                                         ---------         ---------
Total revenues                                              21,390            25,304
                                                         ---------         ---------
EXPENSES:
     Management fees (Note G)                                 --             (73,471)
     Administrative services                                   943               928
     Trustee fees                                            6,000             6,000
     Professional fees                                       4,773             4,856
     Interest expense                                       52,435            52,575
     Other general and administrative expenses               9,647            10,818
     Reserve for estimated costs during liquidation        300,000              --
                                                         ---------         ---------
Total expenses                                             373,798             1,706
                                                         ---------         ---------

Net investment income (loss)                              (352,408)           23,598
Realized (loss) on forgiveness of debt                    (200,000)             --
Unrealized gain (loss) on investments                     (241,390)             --
                                                         ---------         ---------

Net increase (decrease) in net assets                    $(793,798)        $  23,598
                                                         =========         =========

Per beneficial share amounts:
Net increase (decrease) in net assets                    $  (75.31)        $    2.24
                                                         =========         =========

Weighted average shares                                     10,541            10,541
                                                         =========         =========


See notes to consolidated financial statements.

                                         5



                         BERTHEL GROWTH & INCOME TRUST I
     CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS) (UNAUDITED)



                                                               Nine Months Ended
                                                        September 30,     September 30,
                                                            2008             2007
                                                            ----             ----
REVENUES:
     Interest income                                     $  56,703         $  63,103
     Dividend income                                        48,708            12,501
     Application, closing, and other fees                     --                 530
                                                         ---------         ---------
Total revenues                                             105,411            76,134
                                                         ---------         ---------

EXPENSES:
     Management fees (Note G)                                 --            (690,710)
     Administrative services                                 3,054             3,402
     Trustee fees                                           18,000            18,000
     Professional fees                                      49,010            51,216
     Interest expense                                      156,258           156,099
     Other general and administrative expenses              30,912            34,290
     Reserve for estimated costs during liquidation        300,000              --
                                                         ---------         ---------
Total expenses                                             557,234          (427,703)
                                                         ---------         ---------

Net investment income (loss)                              (451,823)          503,837
Realized (loss) on forgiveness of debt                    (200,000)             --
Unrealized gain on investments                             398,374              --
                                                         ---------         ---------

Net increase (decrease) in net assets                    $(253,449)        $ 503,837
                                                         =========         =========

Per beneficial share amounts:
Net increase (decrease) in net assets                    $  (24.04)        $   47.80
                                                         =========         =========

Weighted average shares                                     10,541            10,541
                                                         =========         =========


See notes to consolidated financial statements.





                                 BERTHEL GROWTH & INCOME TRUST I
           CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES (GOING CONCERN BASIS)
                                           (UNAUDITED)



                                             Nine Months Ended           Nine Months Ended
                                             September 30, 2008          September 30, 2007
                                             ------------------          ------------------

                                          Shares of                   Shares of
                                         Beneficial                   Beneficial
                                          Interest        Amount       Interest        Amount
                                         -----------   -----------    -----------   -----------

Net investment income (loss)                    --     $  (451,823)          --     $   503,837

Realized (loss) on forgiveness of debt          --        (200,000)          --            --

Unrealized gain on investments                  --         398,374           --            --

Distributions payable to shareholders           --        (633,037)          --        (630,726)

Net liabilities at beginning of period        10,541    (5,917,781)        10,541    (5,211,977)
                                         -----------   -----------    -----------   -----------

Net liabilities at end of period              10,541   $(6,804,267)        10,541   $(5,338,866)
                                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                                               7

                         BERTHEL GROWTH & INCOME TRUST I
     CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS) (UNAUDITED)

                                                              Nine Months
                                                           Ended September 30
                                                            2008         2007
                                                            ----         ----
OPERATING ACTIVITIES:
Net increase (decrease) in net assets                    $(253,449)   $ 503,837
Adjustments to reconcile change in net assets
     to net cash flows from operating activities:
Realized loss on forgiveness of debt                       200,000         --
Change in unrealized (gain) on investments                (398,374)        --
Changes in operating assets and liabilities
     Loans and investments                                  25,000       42,308
     Interest and dividends receivable                       9,249      (14,000)
     Other assets                                           (8,610)      (8,615)
     Accounts payable and other accrued expenses            22,773       18,000
     Accrued interest payable                               (2,853)        --
     Due to affiliate                                       37,495     (649,567)
     Reserve for estimated costs during liquidation        300,000         --
                                                         ---------    ---------
Net cash flows from operating activities                   (68,769)    (108,037)
                                                         ---------    ---------

FINANCING ACTIVITIES:
Payment of debentures                                       (4,889)      (4,901)
                                                         ---------    ---------
Net cash flows from financing activities                    (4,889)      (4,901)
                                                         ---------    ---------

NET DECREASE IN CASH                                       (73,658)    (112,938)

CASH AND CASH EQUIVALENTS, BEGINNING                       102,048      257,035
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, ENDING                        $  28,390    $ 144,097
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                   $ 159,111    $ 156,099
Noncash financing activities:
Distributions payable to shareholders                      633,037      630,726


See notes to consolidated financial statements.

BERTHEL GROWTH & INCOME TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND PLAN OF LIQUIDATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Trust's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2008, $2,776,217 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater. The SBA granted the SBIC until October 2, 2008 to cure the default on the debt. The default was not cured and therefore, the SBA may exercise its right to take possession of the Trust's assets as provided in the loan documents.

The Trust has defaulted on the SBA debt and as a result, the unaudited financial statements have been presented under the liquidation basis of accounting effective September 30, 2008. A disposition of all of the assets and satisfaction of all liabilities of the Trust is considered to be imminent and the disposition period is anticipated to extend no later than June 21, 2009. As management has taken steps to initiate a complete disposition of the assets and satisfaction of the liabilities of the Trust by June 21, 2009, the information provided in the financial statements reflects the adoption of the liquidation basis of accounting effective the close of business on September 30, 2008 in accordance with accounting principles generally accepted in the United States.

A statement of assets and liabilities available for liquidation and a consolidated statement of changes in net assets available for liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their approximate net realized value, which is the non-discounted amount of cash, or its equivalent, into which an asset is subsequently converted in the due course of business less direct costs, while liabilities are reported at their estimated net settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. These estimates will be periodically reviewed and adjusted as appropriate. The valuation of assets at their approximate net realized value and liabilities at their anticipated net settlement amount, represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan for disposing of the Trust's assets and satisfying its liabilities ("Plan"). The actual values and costs associated with carrying out the Plan are expected to differ from amounts reflected in the accompanying financial statements because of the Plan's inherent uncertainty. These differences may be material. In particular, the estimates of costs will vary with the length of time necessary to complete the Plan. Accordingly, it is not possible to predict with certainty the timing or aggregate amount that will ultimately be distributed to the investors, if any, and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of assets and liabilities available for liquidation.

Additionally, under the liquidation basis of accounting, the Trust is required to estimate and accrue for all future general and administrative expenses and other costs expected to be incurred during the disposition of the Trust's assets and satisfaction of its liabilities. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by the Trust.

Any cash proceeds from the liquidation of the Trust's portfolio assets will first go to satisfy the debt to the SBA secured by the loans and investments, then to pay the unsecured accrued distributions payable to shareholders, then to pay any remaining unsecured liabilities of the Trust and finally, any remaining proceeds will be allocated 80% to the shareholders and 20% to the Trust Advisor as specified in the Trust prospectus.

The following are significant assumptions utilized by the Trust in assessing the value of the portfolio and the expected net settlement amount of liabilities included in the statement of assets and liabilities available for liquidation at September 30, 2008.

Cash and cash equivalents: Cash and cash equivalents include cash and highly liquid interest-bearing deposits with original maturities of three months or less.

Loan and investment valuation: Valuation of loans and investments held by the Trust are discussed in Note B.

Liquidation expenses: Under the liquidation basis of accounting, the Trust is required to estimate and accrue for costs associated with implementing and completing the Plan. The estimated costs of disposition of assets and satisfaction of liabilities includes trustee fees, professional services, corporate expenses (insurance, audit and other filing expenses) and interest expense and are reflected as operating expenses in the consolidated financial statements. These amounts can vary significantly due to, among other things, the timing of assets sales and the timing and amounts associated with discharging known and contingent liabilities and claims. As a result, the Trust has accrued the projected costs including trustee fees, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the disposition of assets and satisfaction of its liabilities and final dissolution of the Trust. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. Changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods.

As of September 30, 2008, total gross assets and liabilities of the Trust are $5,537,136 and $12,341,403, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable. The accompanying financial statements do not include any adjustments that may result if the Trust is unable to continue as a going concern.

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

Level 1 -- Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

For the period from January 1, 2008 to September 30, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent. The following is a description of the valuation methodologies used for instruments measured at fair value:

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

Loans
Where observable market prices are not available, fair value is based upon estimated cash flows adjusted for credit risk which are discounted using an interest rate appropriate for the maturity of the applicable loans or the unfunded commitments. The Trust's loans are carried at fair value and included in Loans on the balance sheet are generally classified within level 3 of the valuation hierarchy due to the lack of observable pricing data. The fair value of these level 3 loans is calculated with a discounted cash flows model using market-based credit spreads of comparable debt instruments or credit derivatives of the specific borrower or comparable borrowers. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived credit risk of the borrower.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to FAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

                            Total        Level 1         Level 2        Level 3
                            -----        -------         -------        -------
Investment securities    $4,799,662   $        --     $        --     $4,799,662
Derivative instruments       73,150            --              --         73,150
Loans                       617,157            --              --        617,157
                         ----------   -----------     -----------     ----------
Total assets             $5,489,969   $        --     $        --     $5,489,969
                         ==========   ===========     ===========     ==========


The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

                                                                     Investment   Derivative
                                                          Loans      Securities   Instruments
                                                          -----      ----------   -----------
Balance, December 31, 2007                             $  866,666    $4,438,425   $   11,504
Total net gains (losses) included in:
Net increase (decrease) in net assets                    (224,509)      361,237       61,646
Purchases, sales, issuances and settlements, net          (25,000)         --           --
Transfers into/out of Level 3                                --            --           --
                                                       ----------    ----------   ----------
Balance, September 30, 2008                            $  617,157    $4,799,662   $   73,150
                                                       ==========    ==========   ==========

Net unrealized gains (losses) included in net income
for the nine months ending September 30, 2008          $  (24,509)   $  361,237   $   61,646

                                             12



NOTE C -LOANS AND INVESTMENTS
                                                                              September 30, 2008             December 31, 2007
                                                                              ------------------             -----------------
                                                                             Cost          Valuation        Cost           Valuation
                                                                             ----          ---------        ----           ---------
Communications & Software:
EDmin.com, Inc.
---------------
   261,203 shares of 9%, Series A cumulative
   convertible preferred stock                                            $  972,812      $  972,812      $  972,812      $  972,812
                                                                          ----------      ----------      ----------      ----------
Total Communications & Software
   (18% and 18% of total loans and investments
   as of September 30, 2008 and December 31, 2007,
   respectively)                                                             972,812         972,812         972,812         972,812
                                                                          ----------      ----------      ----------      ----------

Healthcare Products & Services:
Physicians Total Care, Inc.
---------------------------
   8% uncollateralized promissory note due December, 2009                    282,795         450,491         307,795         700,000
   100,000 shares of common stock                                              4,000         100,000           4,000            --

Inter-Med, Inc.
---------------
   2,491.3031 shares of common stock                                         672,279       1,300,000         672,279         672,279

FutureMatrix Interventional, Inc.
---------------------------------
   905,203 shares of common stock                                            102,640       1,000,000         102,640       2,460,000
   1,899,783 shares of common stock of CeloNova Biosciences, Inc.
     (f/k/a IMED)
     (an affiliate of FutureMatrix Interventional, Inc.)                        --              --              --              --
                                                                          ----------      ----------      ----------      ----------
Total Healthcare Products & Services (52% and 72% of total loans and investments as of September 30, 2008 and December 31, 2007,
   respectively)                                                           1,061,714       2,850,491       1,086,714       3,832,279
                                                                          ----------      ----------      ----------      ----------

Manufacturing:
Feed Management Systems, Inc.
-----------------------------
   435,590 shares of common stock                                          1,077,422            --         1,077,422            --

The Schebler Company
--------------------
   13% promissory note due February, 2008                                    166,666         166,666         166,666         166,666
   Warrants to purchase 1.66% of common stock at $.01 per share               11,504          73,150          11,504          11,504
   166,666 shares of 10% convertible cumulative preferred stock              166,667         422,027         166,667         166,667
   166,666 shares of common stock                                            166,667       1,004,823         166,667         166,667
                                                                          ----------      ----------      ----------      ----------
Total Manufacturing (30% and 10% of total loans and
   investments as of September 30, 2008 and December 31, 2007,
   respectively)                                                           1,588,926       1,666,666       1,588,926         511,504
                                                                          ----------      ----------      ----------      ----------

TOTAL LOANS AND INVESTMENTS                                               $3,623,452      $5,489,969      $3,648,452      $5,316,595
                                                                          ==========      ==========      ==========      ==========

                                                                13

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

In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2008, $2,776,217 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater. The SBA granted the SBIC until October 2, 2008 to cure the default on the debt. The default was not cured and therefore, the SBA may exercise its right to take possession of the Trust's assets as provided in the loan documents.

NOTE F - EFFECTS OF ADOPTING THE LIQUIDATION BASIS OF ACCOUNTING
Under the liquidation basis of accounting, the Trust is required to estimate and accrue for all future estimated general and administrative expenses and other costs expected to be incurred during the disposition of its assets and satisfaction of its liabilities. Management's estimate for liquidation costs was comprised of trustee fees, professional services, corporate expenses (insurance, audit and other filing expenses) and interest expense. This accrual was approximately $300,000 as of September 30, 2008. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. We expect changes will be made to estimated costs of liquidation and such changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods. These estimates assume that the final disposition of assets, satisfaction of liabilities and dissolution of the Trust will be accomplished by June 2009. If there are delays or an acceleration of these matters, actual costs incurred during the disposition of assets and satisfaction of liabilities could increase or decrease as a result of a need for additional or fewer internal and external resources.

NOTE G - MANAGEMENT FEES
Management fees were a credit of $690,710 for the first nine months of 2007 and zero for 2008. The credit for 2007 is the result of the forgiveness of debt by the Trust Advisor, as described below.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Critical Accounting Policy
The Trust's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified it most critical accounting policy to be that related to the valuation of loans and investments. The Trust's valuation of loans and investments incorporates a variety of risk considerations, both quantitative and qualitative in establishing a valuation of loans and investments that management believes is appropriate at each reporting date. Quantitative factors for the valuation of loans and investments include the Trust's cost of the investment, terms and liquidity of the warrants, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market prices of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of the investments. Quantitative factors also incorporate known information about individual loans and investments. Qualitative factors include the general economic environment in the Partnership's markets, including economic conditions throughout the Midwest and in particular the state of certain industries. Although management believes the valuation of loans and investments as of both September 30, 2008 and December 31, 2007 were adequate, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

The Trust has defaulted on the SBA debt and as a result, the unaudited financial statements have been presented under the liquidation basis of accounting effective September 30, 2008. A disposition of all of the assets and satisfaction of all liabilities of the Trust is considered to be imminent and the disposition period is anticipated to extend no later than June 21, 2009. As management has taken steps to initiate a complete disposition of the assets and satisfaction of the liabilities of the Trust by June 21, 2009, the information provided in the financial statements reflects the adoption of the liquidation basis of accounting effective the close of business on September 30, 2008 in accordance with accounting principles generally accepted in the United States.

A statement of assets and liabilities available for liquidation and a consolidated statement of changes in net assets available for liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their approximate net realized value, which is the non-discounted amount of cash, or its equivalent, into which an asset is subsequently converted in the due course of business less direct costs, while liabilities are reported at their estimated net settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. These estimates will be periodically reviewed and adjusted as appropriate. The valuation of assets at their approximate net realized value and liabilities at their anticipated net settlement amount, represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan for disposing of the Trust's assets and satisfying its liabilities ("Plan"). The actual values and costs associated with carrying out the Plan are expected to differ from amounts reflected in the accompanying financial statements because of the Plan's inherent uncertainty. These differences may be material. In particular, the estimates of costs will vary with the length of time necessary to complete the Plan. Accordingly, it is not possible to predict with certainty the timing or aggregate amount that will ultimately be distributed to the investors, if any, and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of assets and liabilities available for liquidation.

Additionally, under the liquidation basis of accounting, the Trust is required to estimate and accrue for all future general and administrative expenses and other costs expected to be incurred during the disposition of the Trust's assets and satisfaction of its liabilities. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by the Trust.

Any cash proceeds from the liquidation of the Trust's portfolio assets will first go to satisfy the debt to the SBA, then to pay the accrued distributions payable to shareholders, then to pay any remaining unsecured liabilities of the Trust and finally, any remaining proceeds will be allocated 80% to the shareholders and 20% to the Trust Advisor as specified in the Trust prospectus.

The following are significant assumptions utilized by the Trust in assessing the value of the portfolio and the expected net settlement amount of liabilities included in the statement of assets and liabilities available for liquidation at September 30, 2008.

Cash and cash equivalents: Cash and cash equivalents include cash and highly liquid interest-bearing deposits with original maturities of three months or less.

Loan and investment valuation: Valuation of loans and investments held by the Trust are discussed in Note B.

Liquidation expenses: Under the liquidation basis of accounting, the Trust is required to estimate and accrue for costs associated with implementing and completing the Plan. The estimated costs of disposition of assets and satisfaction of liabilities includes trustee fees, professional services, corporate expenses (insurance, audit and other filing expenses) and interest expense and are reflected as operating expenses in the consolidated financial statements. These amounts can vary significantly due to, among other things, the timing of assets sales and the timing and amounts associated with discharging known and contingent liabilities and claims. As a result, the Trust has accrued the projected costs including trustee fees, professional fees and various other wind-up costs expected to be incurred during the projected period to complete the disposition of assets and satisfaction of its liabilities and final dissolution of the Trust. These expense accruals will be periodically reviewed for adequacy and adjusted from time to time as projections and assumptions change. Changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods.

Results of Operations
Net investment income (loss) reflects the Trust's revenues and expenses excluding realized and unrealized gains and losses on portfolio investments. Interest income consists of the following:

                                     Three Months Ending      Nine Months Ending
                                         September 30            September 30
                                       2008        2007        2008        2007
                                       ----        ----        ----        ----

   Portfolio investments             $17,072     $19,551     $55,905     $59,580
   Money market                          152       1,585         798       3,523
                                     -------     -------     -------     -------
   Interest income                   $17,224     $21,136     $56,703     $63,103
                                     =======     =======     =======     =======

   Dividend income                   $ 4,166     $ 4,168     $48,708     $12,501
                                     =======     =======     =======     =======

Changes in interest earned on portfolio investments reflect the level of investment in interest earning debt securities and loans. Money market interest is earned on investments in highly liquid money market savings funds. Dividend income reflects dividends earned on preferred stock investments.

Management fees were a credit of $690,710 for the first nine months of 2007 and zero for 2008. The credit for 2007 is the result of the forgiveness of debt by the Trust Advisor, as described below.

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

Professional fees were $49,010 for the first nine months of 2008 compared to $51,216 for 2007 and include legal and accounting fees. Other general and administrative expenses were $30,912 for the first nine months of 2008 compared to $34,290 for 2007. Interest expense was $156,258 for the first nine months of 2008 and $156,099 for the same period of 2007 and is interest on the note payable to the SBA.

The Trust continues to have a deficiency in net assets, as well as net investment losses. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2008, $2,776,217 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater. The SBA granted the SBIC until October 2, 2008 to cure the default on the debt. The default was not cured and therefore, the SBA may exercise its right to take possession of the Trust's assets as provided in the loan documents.

As of September 30, 2008, total gross assets and liabilities of the Trust are $5,537,136 and $12,341,403, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.



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

The following table reflects the changes in unrealized gains and losses by portfolio company:

                                       Three Months Ending             Nine Months Ending
                                           September 30                   September 30
                                       2008           2007            2008           2007
                                       ----           ----            ----           ----
     FutureMatrix Interventional   $  (100,000)   $        --     $(1,460,000)   $        --
     Inter-Med                         100,000             --         627,721             --
     Physicians Total Care              58,610             --          75,491             --
     Schebler                         (300,000)            --       1,155,162             --
                                   -----------    -------------   -----------    -------------
     Unrealized (loss) gain        $  (241,390)   $        --     $   398,374    $        --
                                   ===========    =============   ===========    =============

The following table represents changes in the values of portfolio companies from December 31, 2007 to September 30, 2008, reflecting the adoption of FAS 157:

                                                     Portfolio Value
                                                     ---------------
     Balance at December 31, 2007                    $   5,316,595
     Proceeds received                                    (25,000)
     Realized loss on forgiveness of debt                (200,000)
     Unrealized gain on investments                        398,374
                                                     -------------
     Balance at September 30, 2008                   $   5,489,969
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

The Trust continues to have a deficiency in net assets, as well as net investment losses. In addition, the SBIC is in violation of the maximum capital impairment percentage permitted by the SBA. In August 2002, the SBA notified the SBIC that all debentures, accrued interest and fees were immediately due and payable. The SBIC was transferred into the Liquidation Office of the SBA at that time. On September 1, 2003, management signed a loan agreement with the SBA for $8,100,000 (after paying $1,400,000 on the $9,500,000 debentures) with a term of 48 months at an interest rate of 7.49%. In August, 2007, the SBIC and the SBA agreed to a one-year extension to the loan agreement. The agreement requires principal payments on the debt to the extent the SBIC receives cash proceeds

                                       19

exceeding $250,000 for the sale or liquidation of investments. As of September 30, 2008, $2,776,217 is outstanding under the loan agreement, which is secured by substantially all assets of the SBIC. The loan agreement contains various covenants, including limits on the amounts of expenses, other than interest expense, that can be incurred and paid. The loan agreement also contains various events of default, including a decrease in the aggregate value of the SBIC's assets of 10% or greater. The SBA granted the SBIC until October 2, 2008 to cure the default on the debt. The default was not cured and therefore, the SBA may exercise its right to take possession of the Trust's assets as provided in the loan documents.

The loan agreement with the SBA is due as follows:

                       Maturity Date                Amount
                       -------------                ------
                     September 1, 2008            $2,776,217

As of September 30, 2008, total gross assets and liabilities of the Trust are $5,537,136 and $12,341,403, respectively. These factors raise substantial doubt about the ability of the Trust to continue as a going concern. No assurance can be given that the Trust will have sufficient cash flow to repay the debt or that the Trust will be financially viable.

The debt owed to the SBA by the SBIC was not paid by September 1, 2008 and a loan extension has not been approved by the SBA. Due to this default, the SBA may exercise its right to take possession of the Trust's assets as provided in the loan documents.

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

There is no assurance that any investment made by the Trust will be repaid or re-marketed. Accordingly, there is a risk of total loss of any investment made by the Trust. At September 30, 2008, the amount at risk was $5,489,969 and consisted of the following:

                                                Cost               Valuation
                                                ----               ---------

     Debt securities and loans             $     449,461         $     617,157
     Preferred stocks                          1,139,479             1,394,839
     Common stocks                             2,023,008             3,404,823
     Warrants to purchase common stock            11,504                73,150
                                           -------------         -------------
     Total loans and investments           $   3,623,452         $   5,489,969
                                           =============         =============

On September 1, 2003, the SBIC signed a loan agreement with the SBA. This debt is carried on the balance sheet at its principal amount of $2,776,217 as of September 30, 2008.

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

Changes in Internal Controls
No changes occurred since the quarter ended June 30, 2008 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


                         BERTHEL GROWTH & INCOME TRUST I
                         -------------------------------
                                  (Registrant)


Date:    November 12, 2008                  /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer &
                                                 Treasurer


Date:    November 12, 2008                  /s/  Daniel P. Wegmann
                                            -----------------------------------
                                                 Daniel P. Wegmann, Controller